Form 10-Q
period 2015-09-30
EOS INC.
filed 2016-01-08
CIK 1651958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER 333-206853

EOS Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	30-0873246 (I.R.S. Employer Identification No.)

Room 1106, 11F., No. 101, Section 2, Nanjing E. Road,
Zhongshan District,
Taipei City, 104, Taiwan (Republic of China)
 (Address of principal executive offices, Zip Code)

011-886-2-25683278
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Copies to:
Thomas E. Stepp, Jr.
Stepp Law Corporation
15707 Rockfield Boulevard, Suite 101
Irvine, California 92618
Phone: (949) 660-9700 ext. 124
 Fax: (949) 660-9010

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                      Accelerated filer ☐
Non-accelerated filer ☐                                                                                                      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The number of shares of registrant’s common stock outstanding, as of December 31, 2015, is 54,122,997.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CONTENTS

EOS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

September 30,
2015
(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$54,123
Total current assets	54,123

Total Assets	$54,123

Liabilities and Stockholders’ Deficit

Current Liabilities
Due to related parties	150,000
Total current liabilities	150,000

Total liabilities	150,000

Stockholders’ Deficit
Common stock, $0.001 par value; 75,000,000 shares authorized,
54,122,997 shares issued and outstanding as of September 30, 2015	54,123
Deficit accumulated during development stage	(150,000)
Total stockholders’ deficit	(95,877)

Total Liabilities and Stockholders’ Deficit	$54,123

The accompanying notes to financial statements are an integral part of these statements.

EOS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
AND FOR THE PERIOD FROM APRIL 3, 2015 (INCEPTION)
THROUGH SEPTEMBER 30, 2015
(UNAUDITED)

	Three Months Ended September 30, 2015	Deficit Accumulated from April 3, 2015 (Inception) through September 30, 2015
Net revenue	$-	$-

General and administrative expenses	-	150,000

Loss from operations	-	(150,000)
Loss before income taxes	-	(150,000)
Provision for income taxes expense	-	-
Net loss	-	(150,000)

Net loss per share:
Basic and diluted	$0.00	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	54,122,997	54,122,997

The accompanying notes to financial statements are an integral part of these statements.

EOS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM APRIL 3, 2015 ( INCEPTION) THROUGH SEPTEMBER 30, 2015 (UNAUDITED)

Cash flows from operating activities
Net loss	$(150,000)

Cash flows from financing activities
Proceeds from issuance of common stock	54,123
Loan from officers	150,000
Net cash provided by financing activities	204,123

Net increase in cash and cash equivalents	54,123

Cash and cash equivalents
Beginning	-
Ending	$54,123

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$-
Income tax	$-

The accompanying notes to financial statements are an integral part of these statements.

EOS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
 SEPTEMBER 30, 2015
(UNAUDITED)
NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year.

Organization

EOS Inc., a company in the developmental stage (the “Company”), was incorporated on April 3, 2015 in the State of Nevada. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company‘s business plan is to market and distribute skin care products, including masks and serums.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $150,000 as of September 30, 2015, and it had no revenue from operations.

The Company faces all the risks common to companies at development stage, including capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company's losses raise substantial doubt about its ability to continue as a going concern. The Company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

The Company is currently addressing its liquidity issue by continually seeking investment capital through private placements of common stock and debt. The Company believes its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts which may differ from those in the accompanying consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid instruments with original maturities of three months or less.

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2015, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its result of operations, financial position or cash flow.

Subsequent events

The Company evaluated all events or transactions that occurred after September 30, 2015 up through the date the Company issued these financial statements.

NOTE 2. DUE TO RELATED PARTIES

The Company has advanced funds from its officer and shareholder for working capital purposes.

As of September 30, 2015, there were $150,000 advances outstanding. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

NOTE 3. INCOME TAXES

The Company has not yet realized income as of the date of this report, and no provision for income taxes has been made. At September 30, 2015, there were no deferred tax assets or liabilities.

NOTE 4. STOCKHOLDERS’ DEFICIT

From April 3, 2015 to September 30, 2015, the Company has issued 54,122,997 common stock shares at par value in a total amount of $54,123 from its shareholders.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements.   All statements other than statements of historical fact made in report are forward looking.  In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements.  These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words.  No assurances can be given that the future results anticipated by the forward-looking statements will be achieved.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment of our management.

Three Months Ended September 30, 2015

Net revenue for the three months ended September 30, 2015, was $0.

General and administrative expenses for the three months ended September 30, 2015, were $0.

Liquidity and Capital Resources

Cash and cash equivalents were $54,123 at September 30, 2015. Our total current assets were $54,123 at September 30, 2015. Our total current liabilities were $150,000 at September 30, 2015.

We had a negative working capital at September 30, 2015, of $(95,877).

Net cash flow used in operating activities during the period beginning April 3, 2015 (date of formation) and ended September 30, 2015, was ($150,000).

Net cash provided by financing activities for the period beginning April 3, 2015 (date of formation) and ended September 30, 2015, was $204,123, which was due to proceeds from loans from our officers and sales of our common stock.

Net change in cash and cash equivalents was an increase of $54,123 during the period beginning April 3, 2015 (date of formation) and ended September 30, 2015.

Inflation

Our opinion is that inflation has not had a material effect on our operations and is not expected to have any material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide this information.

Item 4.   Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide this information.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit Number	Description

31.1	Certification by Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*

31.2	Certification by Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*

32
Certification by Principal Executive Officer and Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.*

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOS Inc.

Date: January 7, 2016	By:	/s/ Yu Cheng Yang
Yu Cheng Yang
Principal Executive Officer, Principal Financial Officer, President and Chairman of the Board