Form 10-K
period 2015-12-31
EOS INC.
filed 2016-03-23
CIK 1651958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2015.

OR

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number: 333-206853

EOS INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	30-0873246 (I.R.S. Employer Identification No.)

Room 1106, 11F., No. 101, Section 2, Nanjing E. Road,
Zhongshan District,
Taipei City, 104, Taiwan (Republic of China)
 (Address of principal executive offices, Zip Code)

011-886-2-25683278
(Registrant’s telephone number, including area code)

Copies of all communications to:
Thomas E. Stepp, Jr.
Stepp Law Corporation
15707 Rockfield Boulevard, Suite 101
Irvine, California 92618
Phone: (949) 660-9700 ext. 124
 Fax: (949) 660-9010

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [_]     No [x]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐Yes ☒ No

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                      Accelerated filer ☐
Non-accelerated filer ☐                                                                                                      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

At June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:  $0.

The number of shares of registrant’s common stock outstanding, as of March 15, 2016 was 64,122,997.

PART I

Item 1.  Business.

Description of Business

General Information

EOS Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the State of Nevada on April 3, 2015.

We have never been a party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

We plan to market and distribute in Taiwan skin care products manufactured by A.C. (USA), Inc., which is located in the City of Industry, California (“A.C.”).  We intend to market and distribute those skin care products to resellers who will recognize the needs of their targeted customers.  Our strategy will be to target spas, department stores and specialty stores that sell similar skin products.

The skin care products that we will distribute are designed to address various skin care needs.  Those products include moisturizers, serums, cleansers, toners, body care, exfoliators, acne and oil correctors, facial masks, cleansing devices and sun care products.  A number of those products are developed for use on particular areas of the body, such as the face or hands or around the eyes.

As of the date of this annual report, we, have had only limited start-up operations and have not generated revenues. We will not be profitable until we derive sufficient revenues and cash flows from sales of the various skin care products. We anticipate that we will receive revenue from the sale of those skin care products. As of the date of this annual report, the amounts of the prices for those skin care products have not been determined.

We will regularly evaluate the market response for our existing products and perform appropriate trend analysis for new products from suppliers other than A.C.  We anticipate that such evaluation will be to review all sales to analyze which products are selling.  Additionally, we anticipate that we may engage one or more local marketing or advertising companies which can assist us to understand the various trends and explore new business opportunities.  Also, we will participate in certain exhibitions related to the skin care and cosmetic industry with the intent to meet and develop relationships with other suppliers to expand those products which we may market and distribute.

Distribution Agreement

On May 1, 2015, we entered into a written Distribution Agreement with A.C. pursuant to which we have an exclusive right to market and distribute in Taiwan certain skin care products manufactured by A.C. for a period of 5 years (the “Distribution Agreement”).  Pursuant to the provisions of the Distribution Agreement, we will market and promote the therein defined Products in Taiwan, which is the therein defined as the “Territory.”  Accordingly, we are the exclusive distributor for those Products in Taiwan.

Skin Care Products

Moisturizing Mask – contains highly concentrated hydrating and anti-wrinkle ingredients that are specifically targeted for anti-wrinkle effects.  This product adds moisture to the skin and brings out a natural healthy glow.  Key ingredients are collagen, glycerin, hyaluronic acid, purified water and silk hydrolyzed protein.  Rose water contributes a relaxing effect.

Acne Mask – a special formula that penetrates into the skin to clean pores, remove dirt and help balance oil secretion.   While purifying, Acne Mask, also, hydrates and moisturizes the skin, leaving the face feeling calm and luminous.  Ingredients include aloe vera extract, eucalyptus, lemon extract, hydrogenated castor oil,  chamomile extract and sorbitol.

Levo-H Serum – formulated to provide maximum hydration to the skin, as well as to reduce fine lines.  After using this product, the skin feels moisturized and appears radiant.

Brightening Mask – contains concentrated L-ascorbic acid and natural botanical extracts that are good for evening skin tones and hydrating the skin.  Application of the mask after exposure to sun can help minimize sun damage and clarify the skin.  Ingredients include carbopol, perfume, diglycerin, hyaluronic acid, aloe vera extract, mulberry extract, ginseng extract, collagen, rose water, hydrogenated castor oil, kojic acid and berry extract.

Levo-C Serum – designed to diminish ultraviolet damage and even out overall skin tone.   This product has a high concentrate L-ascorbic acid and can, also, clarify skin, leaving it with a healthy glow.

Market

We believe our market will be resellers who recognize the needs of the targeted consumer.  Our strategy will be to target spas, department stores and specialty stores that sell similar skin care products.  We hope that our product positioning will assist in the marketing and distribution of those skin care products.  We anticipate that we will reach our targeted reseller market by the following types of resellers:

Spas and Health Clubs – Most high quality day spas and health clubs (and many upscale spas at resort properties) use generic products.  Our goal will be to develop affiliations with select spas in urban areas and vacation destinations to whom we will market and sell those skin care products.

Lifestyle Retailers – We anticipate that the skin care products will be lifestyle-based rather than the typical soaps and potions of natural product retailers.  These retailers exist in almost every city and have developed loyal and sophisticated customer bases.

Additionally, we anticipate that we will market those skin care products to cosmetic specialty retailers and boutique department stores.

We believe that the targeted in users of those skin care products are between the ages of 20 and 65 and are predominantly female.  We believe they are urban professionals with at least some college level education.  The targeted in user has an active lifestyle and is concerned about social and environmental issues.  Mind and body wellness are important to them.  They belong to a health club; take yoga, pilates or taichi lessons.  The effects of aging and maintenance of a youthful appearance are a part of their life.

Competition

The skin care business is characterized by vigorous competition throughout the world.  Brand recognition, quality, performance, availability and price are some of the factors that impact consumers’ choices among competing products and brands.  Advertising, promotion, merchandising, the pace and timing of new product introductions, line extensions and the quality of in-store demonstrations also have a significant impact on consumers’ buying decisions.  We compete against a number of companies, some of which have substantially greater resources than we do.

Our principal competitors consist of large, well-known, multinational manufacturers and marketers of skin care products, most of which market and sell their products under multiple brand names.  They include, among others, L’Oreal S.A.; Shiseido Company, Ltd.; Beiersdorf AG; LVMH Moet Hennessey Louis Vuitton; Coty, Inc.; The Procter & Gamble Company; Avon Products, Inc.; Chanel S.A.; and Groupe Clarins.  We also face competition from a number of independent brands, as well as some retailers that have developed their own skin care brands.  Certain of our competitors may also have ownership interests in retailers that are customers of ours.

Patents and Trademarks

At the present we do not have any patents or trademarks.

Need for any Government Approval

There is no approval required for the marketing and distribution of those skin care products in Taiwan; provided, however, pursuant to the Statute for the Control of Cosmetic Hygiene promulgated by the Ministry of Health and Welfare in Taiwan, we are required to file an application with the Ministry of Health and Welfare in Taiwan for reference purposes.

We have been informed by appropriate representatives of A.C. that the skin care products we plan to market and distribute pursuant to the Distribution Agreement are classified as cosmetics not containing any medical, poisonous or potent drugs under the Republic of China Statute for Control of Cosmetic Hygiene.  Accordingly, those products are not necessarily subject to any inspection to obtain approval for their sales.  The labeling of those packages will clearly indicate in Chinese the name and address of the manufacturer, the name of the product, the ingredients, the usage and directions, the weight, the manufacturing date, the expiration date, the name and address of the importer. We have been informed by those representatives that those skin care products are, currently, appropriate for marketing and distribution in Taiwan.  Accordingly, we intend to market and distribute those products as soon as we receive the appropriate sales permit.  In that regard, we will be required to obtain from the appropriate local authority, i.e., the Taipei City Office of Commerce, a permit similar to a business license required by most U.S. cities.

Research and Development Activities

Other than time spent researching our proposed business, we have not spent any funds on research and development activities to date.

Environmental Laws

Our operations are not subject to any environmental laws.

Employees and Employment Agreements

Currently, we have 3 employees.  Our President (and sole director), Yu Cheng Yang, who, currently, devotes 40 or more hours a week to our business, is responsible for the primary operation of our business. There is no employment or similar agreement between the Company and any of its employees, including Mr. Yang.

12 Month Growth Strategy

Our strategy is to maximize shareholder value by expanding operations and evaluating and cultivating new and alternative revenue generating opportunities.  We are committed to marketing and distributing skin care products.  While a strategic and wisely executed marketing campaign is key to expanding our operations; offering new, innovative skin care products should position us in the best possible way for long term success.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to provide this information required by this item.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We do not own any real property. Our business is presently operated from offices provided our President, Yu Cheng Yang at Room 1106, 11F., No. 101, Section 2, Nanjing E. Road, Zhongshan District, Taipei City, 104, Taiwan (Republic of China), Mr. Yang provides those offices free of charge and pursuant to an oral license agreement. We consider our current office arrangement adequate and will reassess our needs based upon the future growth of the Company.

Item 3.  Legal Proceedings.

None.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No public market currently exists for shares of our common stock.

There were approximately 133 holders of record of our common stock as of March 15, 2016.

We paid no dividends on our common stock in 2015.  We do not have a policy of paying regular dividends and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors and will depend on business conditions, our financial earnings and other factors.

On December 1, 2015, the SEC declared effective our Registration Statement on Form S-1 filed in connection with the offer and sale of 10,000,000 shares of our common stock at a purchase price of $.001 par value common stock.   The SEC assigned to that registration statement File No. 333-206853.

The offering of the securities registered by that registration statement commenced on February 24, 2016.  On February 24, 2016, the 10,000,000 shares of our common stock registered by that registration statement were sold for gross proceeds of $100,000.  Accordingly, the offering closed on February 24, 2016 with all of the registered shares sold.

The Company utilized no underwriters in connection with the offer and sale of those 10,000,000 shares; the Company’s president Yu Cheng Yang, was the sole participant in the offer and sale of those shares.

The Company incurred no underwriting discounts and paid no commissions, finder’s fees, expenses to or for underwriters, in connection with the offer and sale of those registered shares.  Additionally, the Company incurred no other expenses in connection with the offer and sale of those shares.

The Company made no direct or indirect payments to directors or officers of the Company or their associates or any person owning 10% or more of any class of equities securities of the Company or affiliates of the Company.

The Company made no direct or indirect payments to others in connection with the offer and sale of those shares.

The net offering proceeds to the Company after deducting the total expenses incurred in connection with the offering of those shares is $100,000.

$50,000 (50%) of the offering proceeds were used for professional fees, e.g., legal, audit, accountant and filing and EDGARization.  $40,000 (40%) of the offering proceeds were used to purchase inventory.  $10,000 (10%) of the offering proceeds were used to pay administrative and overhead expenses.

Recent Transactions Involving Unregistered Securities

None

Item 6.  Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Some of the statements contained in this Form 10-K that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1.	Our ability to attract and retain management and key employees;

2.	Our ability to generate customer demand for our products;

3.	The intensity of competition; and

4.	General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of
$149,991 for the period from inception (April 3, 2015) to December 31, 2015. The Company has not generated revenue, as the business operations have been focused on developing our business plan and market research, this raises substantial doubt about the Company's ability to continue as a going concern.

 Overview

Description of Business

General Information

EOS Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the State of Nevada on April 3, 2015.

We have never been a party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

We plan to market and distribute in Taiwan skin care products manufactured by A.C. (USA), Inc., which is located in the City of Industry, California (“A.C.”).  We intend to market and distribute those skin care products to resellers who will recognize the needs of their targeted customers and who identify with those customers.  Our strategy will be to target spas, department stores and specialty stores that sell similar skin products.

The skin care products that we will distribute are designed to address various skin care needs.  Those products include moisturizers, serums, cleansers, toners, body care, exfoliators, acne and oil correctors, facial masks, cleansing devices and sun care products.  A number of those products are developed for use on particular areas of the body, such as the face or hands or around the eyes.

As of the date of this annual report, we, have had only limited start-up operations and have not generated revenues. We will not be profitable until we derive sufficient revenues and cash flows from sales of the various skin care products. We anticipate that we will receive revenue from the sale of those skin care products. As of the date of this annual report, the amounts of the prices for those skin care products have not been determined.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period ended December 31, 2015, the Company had limited operations. As of December 31, 2015, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to obtain financing and upon future profitable operations from the development of its planned business. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities with some additional funding from a loan commitment of $200,000 from Yu Cheng Yang, our President and sole director, which commitment is for 12 months, and all amounts lent by Mr. Yang pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such demand will not be made prior to the expiration of that 12 month period after the date of that commitment, which date is October 7, 2015. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $149,991 for the period from inception (April 3, 2015) to December 31, 2015. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Critical Accounting Policies and Estimates

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

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2015, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Results of Operations

The following presents the consolidated results of the Company for the year ended December 31, 2015.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2015 were $150,000.

Loss from Operations.  Loss from operations for the year ended December 31, 2015 was $(150,000).

Other Income (expenses). Other income (expenses) for the year ended December 31, 2015 was $9.

Net Loss. Net loss for the year ended December 31, 2015 was $(149,991).

 Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents. Our cash and cash equivalent at December 31, 2015 were $54,132.

Net cash flow from operating activities was $(149,991) in the year ended December 31, 2015. Net cash flow used in operating activities in fiscal 2015 was mainly due to our net loss of $(149,991).

Net cash flow provided by financing activities was $204,123 for 2015. The cash flow provided by financing activity was from loan from officers and proceeds from the sale of our common stock.

Capital Expenditures

Total capital expenditures during the year ended December 31, 2015 were $0.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2015.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements of EOS Inc., including the notes thereto, together with the report thereon of KCCW Accountancy Corp. is presented beginning at page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Management’s Report of Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015, based on those criteria.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This Annual Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management including our Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).   Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.
PART III

Item 10.  Directors, Executive Offices and Corporate Governance.

Directors and Executive Officers

Name	Age	Position
Yu Cheng Yang	33	President, Secretary, Treasurer and Director(1)

(1)	Mr. Yang will serve as a director until the next annual shareholder meeting.

The term of office of each director of the Company ends at the next annual meeting of the Company's stockholders or when such director's successor is elected and qualifies. No date for the next annual meeting of stockholders is specified in the Company's Bylaws or has been fixed by the Board of Directors. The term of office of each officer of the Company ends at the next annual meeting of the Company's Board of Directors, expected to occur immediately after the next annual meeting of stockholders, or when such officer's successor is elected and qualifies.

Background of Executive Officer and Director

The following information sets forth the background and business experience of our director and executive officer.

Yu Cheng Yang, President, Secretary, Treasurer and Chairman of the Board of Directors

Mr. Yang graduated from Jin Wen University of Science and Technology in 2003 with a Bachelor’s Degree in Hotel Management.

From 2009 through 2015, Mr. Yang was on the board of directors of and employed by U-Power Co., located in Taipei, Taiwan, which was in the business of developing e-commerce platforms and related software providing and maintaining servers.  Mr. Yang’s duties with U-Power Co. were the development, implementation and management of various business policies.

In April, 2015, Mr. Yang became the President and sole director of the Company.

There are no family relationships among our directors or executive officers.

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16 Compliance

The Company is not aware of any securities transaction during the fiscal year ended December 31, 2015, or subsequent thereto what would require a filing pursuant to Section 16 of the Exchange Act of 1934, as amended.

Audit Committee Financial Expert

Our current director acts as our audit committee. The current director is not independent.  An informal search is under way to identify a suitable candidate for service on the Board of Directors as an independent director who would be qualified as an audit committee financial expert.

Audit Committee

We have not yet appointed an audit committee, and our director currently acts as our audit committee. At the present time, we believe that our director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Company, however, recognizes the importance of good corporate governance and intends to add additional directors to the Board of Directors and appoint an audit committee comprised entirely of independent directors, including at least one financial expert.

Limitation on Liability and Indemnification of Directors and Officers

Our articles of incorporation provide that no director or officer shall have any liability to the Company if that person acted in good faith and with the same degree of care and skill as a prudent person in similar circumstances.

Our articles of incorporation and bylaws provide that we will indemnify our directors and officers and may indemnify our employees or agents to the fullest extent permitted by law against liabilities and expenses incurred in connection with litigation in which they may be involved because of their offices or positions with us.  However, nothing in our articles of incorporation or bylaws protects or indemnifies a director, officer, employee or agent against any liability to which that person would otherwise be subject by reason of willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of that person’s office or position.  To the extent that a director has been successful in defense of any proceeding, the Nevada Revised Statutes provide that the director shall be indemnified against reasonable expenses incurred in connection with the proceeding.

Code of Ethics

We have not as yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as we have had only to executive officers and we have not been able to establish a process for auditing compliance or reporting noncompliance. We plan to adopt a code of ethics as independent directors are added to the Board of Directors and additional executive officers are engaged by the Company, when it will be in a better position to implement a process for assuring continued compliance with such code of ethics, at which time, it will be available in print to any person who requests it and on our website, when our website is completed.  Any amendments and waivers to the code will also be available in print and on our website.

Item 11.  Executive Compensation.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan ($)	Non-qualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
Yu Cheng Yang President, Secretary, Treasurer and director	2015	0							$0

 We have not entered into any employment agreements.

Outstanding Equity Awards at Fiscal Year-End

As of our fiscal year ended December 31, 2015, we did not have any stock option plan or stock incentive plan and there were no outstanding equity awards as of our fiscal year ended December 31, 2015. No equity awards were granted during the year ended December 31, 2015.

COMPENSATION OF DIRECTORS

Our Director did not receive compensation for services as a director. Our director did not receive any reimbursement for travel or other expenses incurred in connection with attending meetings of the board and its committees, if any.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of common stock beneficially owned as of March 15, 2016 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares and the address of each person is c/o EOS Inc.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned (1)
Officers and directors as a group
Yu Cheng Yang	30,000,000	47%
All officers and directors as a group (1 person)	30,000,000	47%
5% or more shareholders
He Hsian Yang	10,000,000	16%
All 5% or more Shareholders as a group (1 person)	10,000,000	16%
Total	40,000,000	63%
 * Denotes less than 1%

Beneficial ownership percentages are calculated based on shares of common stock issued and outstanding and is based on a total of 64,122,997 shares of common stock that were issued and outstanding as of March 15, 2016. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 15, 2016. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Our sole director, Mr. Yang, is a named executive officer of the Company and, accordingly, is not “independent” for purposes of any securities market requirements.

The Company does not own any real property. We do not own any real property. Our business is presently operated from offices provided our President, Yu Cheng Yang at Room 1106, 11F., No. 101, Section 2, Nanjing E. Road, Zhongshan District, Taipei City, 104, Taiwan (Republic of China), Mr. Yang provides those offices free of charge and pursuant to an oral license agreement. We consider our current office arrangement adequate and will reassess our needs based upon the future growth of the Company.

PART IV

Item 14.  Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by KCCW Accountancy Corp.

Year Ended December 31, 2015

Audit Fees	$12,000
Audit-Related Fees
Tax Fees	1,000
All Other Fees	0
$13,000

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and our sole director, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2015, is compatible with maintaining the auditor’s independence.

All audit and non-audit services that may be provided by our principal accountant to us shall require pre-approval by the Board of Directors. Further, our auditor shall not provide those services to us specifically prohibited by the SEC, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Oversight Board determines, by regulation, is impermissible.

Item 15.  Exhibits and Financial Statement Schedules.

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Certificate of Amendment to Articles of Incorporation
3.3*	Bylaws
3.4*	Certificate of Correction of Articles of Incorporation
10.1*	Distribution Agreement dated May 1, 2015 between A.C. (USA) Inc. and the Company
10.2*	Form of Subscription Agreement
31**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1 *	Funding Commitment of Yu Cheng Yang for $200,000 dated October 7, 2015
99.2 *	Summary of Loan Terms re: $150,000 lent by Yu Cheng Yang
99.3 *	Summary of Office License Agreement with Yu Cheng Yang re: office facilities

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

101 .INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**
* Previously Filed
** Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOS Inc.

Dated: March 23, 2016	By:	/s/ Yu Cheng Yang Yu Cheng Yang President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/Yu Cheng Yang	President, Principal Financial Officer and Principal Executive Officer and Director	March 22, 2016
Yu Cheng Yang

FINANCIAL STATEMENT SCHEDULES

REPORT OF REGISTERED INDEPENDENT AUDITORS

Board of Directors
EOS Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of EOS Inc. (A development stage company) (the "Company") as of December 31, 2015, and the related statements of operations, stockholders’ equity, and cash flows for the period from April 3, 2015 (inception) through December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the period from April 3, 2015 (inception) through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, accumulated deficit of $149,991 and has no cash flows from operations. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. These financial statements do not include any adjustments that might result from such uncertainty.

/s/ KCCW Accountancy Corp
Diamond Bar, California
March 9, 2016

EOS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$54,132
Total Current Assets	54,132

Total Assets	$54,132

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Due to related parties	$150,000
Total Current Liabilities	150,000

Total liabilities	150,000

Stockholders' Equity
Common stock, par value $0.001 per share, 75,000,000 share authorized, 54,122,997 shares issued and outstanding	54,123
Deficit accumulated during development stage	(149,991)
Total Stockholders' Equity	(95,868)

Total Liabilities and Equity	$54,132

The accompanying notes to financial statements are an integral part of these statements.

EOS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM APRIL 3, 2015 (INCEPTION)
THROUGH DECEMBER 31, 2015

Revenue	$-

General and administrative expenses	150,000

Loss from operations	(150,000)
Loss before income taxes	(150,000)

Other income (expenses)
Interest income	9
Total other income(expenses)	9

Provision for income taxes expense	-
Net loss	$(149,991)

Weighted average number of common shares:
Basic and diluted	54,122,997

Net loss per share:
Basic and diluted	$(0.00)

The accompanying notes to financial statements are an integral part of these statements.

EOS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM APRIL 3, 2015 ( INCEPTION) THROUGH DECEMBER 31, 2015

Cash flows from operating activities
Net loss	$(149,991)

Cash flows from financing activities
Proceeds from issuance of common stock	54,123
Loan from officers	150,000
Net cash provided by financing activities	204,123

Net increase in cash and cash equivalents	54,132

Cash and cash equivalents
Beginning	-
Ending	$54,132

Supplemental disclosure of cash flow
Cash paid during the period for:
Interest	$-
Income tax	$-

 The accompanying notes to financial statements are an integral part of these statements.

EOS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS' EQUITY
PERIOD FROM APRIL 3, 2015 (INCEPTION) TO DECEMBER 31, 2015

			Deficits
	Common Stock		Accumulated during
	Shares	Amount	the development stage	Total
Inception, April 3, 2015	-	$-	$-	$-
Common stock issuance	54,122,997	54,123	-	54,123
Net loss for the period ended December 31, 2015	-	-	(149,991)	(149,991)
Balance, December 31, 2015	54,122,997	$54,123	$(149,991)	$(95,868)

The accompanying notes to financial statements are an integral part of these statements.

EOS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2015
 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES
Basis of Presentation and Organization

EOS Inc., a company in the developmental stage (the “Company”), was incorporated on April 3, 2015 in the State of Nevada. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company‘s business plan is to market and distribute skin care products, including masks and serums.

 The Company’s year-end is December 31.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period ended December 31, 2015, Company had limited operations. As of December 31, 2015, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from a loan commitment of $200,000 from Yu Cheng Yang, our President and sole director, which commitment is for 12 months, and all amounts lent by Mr. Yang pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such command will not be made prior to the expiration of that 12 month period after the date of that commitment, which date is October 7, 2015. The financial statements of the Company did not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $149,991 for the period from inception (April 3, 2015) to December 31, 2015. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its planned business. The Company plans to seek additional funds through private placements of our securities and/or capital contributions and loans by Yu Cheng Yang, our President and sole director.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements included in the registration statement of which this prospectus is a part do not include any adjustments that might occur from this uncertainty.

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

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2015, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

2. DUE TO RELATED PARTIES

The Company has advanced funds from its officer and shareholder for working capital purposes. As of December 31, 2015, there were $150,000 advances outstanding. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

3. INCOME TAXES

The Company has not yet realized income as of the date of this report, and no provision for income taxes has been made. At December 31, 2015, there were no deferred tax assets or liabilities.

4. STOCKHOLDERS’ EQUITY

From April 3, 2015 to December 31, 2015, the Company has issued 54,122,997 common stock shares at par value in a total amount of $54,123 from its shareholders.

5. SUBSEQUENT EVENTS

On February 24, 2016, the Company has issued 10,000,000 shares of its $0.001 par value common stock shares at a purchase price of $0.01 per share in a total amount of $100,000 from fifteen shareholders.

The Company evaluated all events or transactions that occurred after December 31, 2015 up through the date the Company issued these financial statements.