Form 10-Q
period 2016-03-31
EOS INC.
filed 2016-05-13
CIK 1651958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  March 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 333-206853

EOS Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	30-0873246 (I.R.S. Employer Identification No.)

Room 519, 5F., No. 372, Linsen N. Road,
Zhongshan District,
Taipei City 104, Taiwan (R.O.C.)
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

The number of shares of registrant’s common stock outstanding, as of May 10, 2016, is 64,122,997.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

EOS INC
BALANCE SHEET

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$90,024	$54,132
Total current assets	90,024	54,132

Total Assets	$90,024	$54,132

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued expenses	28,138	-
Due to related parties	185,912	150,000
Total current liabilities	214,050	150,000

Stockholders' Deficit
Common stock, $0.001 par value; 750,000,000 shares authorized, 64,122,997 and 54,122,997 shares issued and outstanding, respectively	64,123	54,123
Additional paid-in capital	90,000	-
Accumulated deficits	(278,149)	(149,991)
Total stockholders' deficit	(24,026)	(95,868)

Total Liabilities and Stockholders' Deficit	$90,024	$54,132

The accompanying notes to financial statements are an integral part of these statements.

EOS INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(UNAUDITED)

Three Months Ended March 31, 2016
Net revenue	$-

General and administrative expenses	128,158
Loss from operations	(128,158)

Loss before income taxes	(128,158)

Provision for income taxes expense	-
Net loss	(128,158)

Weighted average number of shares outstanding:
Basic and diluted	58,188,931

Net loss per share:
Basic and diluted	$(0.00)

The accompanying notes to financial statements are an integral part of these statements.

EOS INC.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(UNAUDITED)

Three Months Ended March 31, 2016
Cash Flows from Operating Activities
Net loss	$(128,158)
Changes in assets and liabilities:
Increase in accrued expenses	28,138
Net cash used in operating activities	(100,020)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	100,000
Advance from officers	100,000
Repayment of loan from officers	(64,088)
Net cash provided by financing activities	135,912

Net increase in cash and cash equivalents	35,892

Cash and Cash Equivalents
Beginning	54,132
Ending	$90,024

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-

Income taxes	$-

The accompanying notes to financial statements are an integral part of these statements.

EOS INC.
NOTES TO FINANCIAL STATEMENTS
 MARCH 31, 2016
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

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had accumulated deficits of $278,149 and $149,991 as of March 31, 2016 and December 31, 2015, respectively, and it had no revenue from operations.

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

The Company is currently addressing its liquidity issue by continually seeking additional funds through private placements of its securities and/or capital contributions and loans by Yu-Cheng Yang, its president and sole director. The Company believes its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time.

These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets.

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
and discharge its liabilities in other than the normal course of business and at amounts which may differ from those in the accompanying consolidated financial statements.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid instruments with original maturities of three months or less.

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2016, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both March 31, 2016 and December 31, 2015.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At March 31, 2016, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
Reclassifications

Certain classifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its result of operations, financial position or cash flow.

Subsequent events

Management has evaluated subsequent events through April 28, 2016, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2016 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

NOTE 2. ACCRUED EXPENSES

Accrued expenses consist of the following:
	March 31, 2016	December 31, 2015
Accrued professional fees	$28,138	$-
	$28,138	$-

NOTE 3. DUE TO RELATED PARTIES

The Company has advanced funds from its officer and shareholder for working capital purposes. As of March 31, 2016 and December 31, 2015, there were $185,912 and $150,000 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

NOTE 4. INCOME TAXES

As of March 31, 2016, the Company had net operating loss carry forwards of approximately $278,149 that may be available to reduce future years’ taxable income through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the three months ended March 31, 2016

For the three-months ended March 31, 2016
Federal income tax benefit attributable to:
Current Operations	$43,574
Less: valuation allowance	(43,574)
Net provision for Federal income taxes	$-

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$94,571	$50,997
Less: valuation allowance	(94,571)	(50,997)
Net deferred tax asset	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

For the three-month ended March 31, 2016

Statutory tax benefit	(34)%
Nondeductible/nontaxable items	-%
Change in deferred tax asset valuation allowance	34%
Provision for income taxes	-%

For the three months ended March 31, 2016, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 5. STOCKHOLDERS’ DEFICIT

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

Three Months Ended March 31, 2016

Net revenue for the three months ended March 31, 2016, was $0.

General and administrative expenses for the three months ended March 31, 2016, were $128,158.

Our net loss was $(128,158) for the three months ended March 31, 2016.

Liquidity and Capital Resources

Cash and cash equivalents were $90,024 at March 31, 2016. Our total current assets were $90,024 at March 31, 2016. Our total current liabilities were $214,050 at March 31, 2016.

We had a negative working capital at March 31, 2016, of $(124,026), compared to negative working capital of $(95,868) at December 31, 2015.
Net cash used in operating activities during the three months ended March 31, 2016, was ($100,020).

Net cash provided by financing activities for the three months ended March 31, 2016, was $135,912, which was due to proceeds from sales of our common stock and an advance from our officer.

Net change in cash and cash equivalents was an increase of $35,892 for the three months ended March 31, 2016.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.        Exhibits.

The following exhibits are filed as part of this quarterly report, pursuant to Item 601 of Regulation S-K.  All exhibits are attached hereto unless otherwise noted.

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Certificate of Amendment to Articles of Incorporation
3.3*	Bylaws
3.4**	Certificate of Correction of Articles of Incorporation
10.1*	Distribution Agreement dated May 1, 2015 between A.C. (USA) Inc. and the Company
31***	Certification by Principal Executive Officer and Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.***
32***
Certification by Principal Executive Officer and Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.***

*	Included as an exhibit with that Registration Statement on Form S-1 filed with the SEC on September 10, 2015.
**	Included as an exhibit with that Registration Statement on Form S-1/A filed with the SEC on October 21, 2015.

***	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOS Inc.

Date: May 13, 2016	By:	/s/ Yu Cheng Yang
Yu Cheng Yang
Principal Executive Officer, Principal Financial Officer, President and Chairman of the Board