Form 10-Q
period 2016-06-30
EOS INC.
filed 2016-08-15
CIK 1651958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER 333-206853

EOS Inc.

(Exact name of registrant as specified in its charter)

Nevada	30-0873246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 519, 5F., No. 372, Linsen N. Road,

Zhongshan District,

Taipei City 104, Taiwan (R.O.C.)

 (Address of principal executive offices, Zip Code)

+8862-2568-3278

(Registrant's telephone number, including area code)

__________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Copies to:

Thomas E. Stepp, Jr.
Stepp Law Corporation
15707 Rockfield Boulevard, Suite 101
Irvine, California 92618
Phone: (949) 660-9700 ext. 124
Fax: (949) 660-9010

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of registrant's common stock outstanding as of August 9, 2016, is 64,122,997.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EOS INC
BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$61,779	$54,132
Total current assets	61,779	54,132

Total Assets	$61,779	$54,132

Liabilities and Stockholders' Deficit

Current Liabilities
Accrued expenses	14,730	-
Due to related parties	175,912	150,000
Total current liabilities	190,642	150,000

Stockholders' Deficit
Common stock, $0.001 par value; 750,000,000 shares authorized, 64,122,997 and 54,122,997 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	64,123	54,123
Additional paid-in capital	90,000	-
Accumulated deficits	(282,986)	(149,991)
Total stockholders' deficit	(128,863)	(95,868)

Total Liabilities and Stockholders' Deficit	$61,779	$54,132

The accompanying notes to financial statements are an integral part of these statements.

EOS INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Six Months Ended	From April 3, 2015 (Inception) through
	June 30, 2016	June 30, 2016	June 30, 2015
Net revenue	$-	$-	$-

General and administrative expenses	4,871	133,029	150,000

Loss from operations	(4,871)	(133,029)	(150,000)

Other income (expenses)
Interest income	34	34	-
Total other income (expenses)	34	34	-

Loss before income taxes	(4,837)	(132,995)	(150,000)

Provision for income taxes	-	-	-
Net loss	$(4,837)	$(132,995)	$(150,000)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and diluted	64,122,997	61,155,964	54,122,997

The accompanying notes to financial statements are an integral part of these statements.

EOS INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months ended June 30, 2016	From April 3, 2015(Inception) through June 30, 2015
Cash Flows from Operating Activities
Net loss	$(132,995)	$(150,000)
Changes in assets and liabilities:
Increase (Decrease) in accrued expenses	14,730	-
Net cash used in operating activities	(118,265)	(150,000)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	100,000	54,123
Net proceeds of advance from officers	25,912	150,000
Net cash provided by financing activities	125,912	204,123

Net increase in cash and cash equivalents	7,647	54,123

Cash and Cash Equivalents
Beginning	54,132	-
Ending	$61,779	$54,123

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

EOS INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2016

(UNAUDITED)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited financial statements, footnote disclosures, and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Basis of Presentation and Organization

EOS Inc., a company in the developmental stage (the "Company"), was incorporated on April 3, 2015 in the State of Nevada. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company's business plan is to market and distribute skin care products, including masks and serums.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had accumulated deficits of $282,986 and $149,991 as of June 30, 2016 and December 31, 2015, respectively, and it had no revenue from operations.

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

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2016, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both June 30, 2016 and December 31, 2015.

The Company applied the provisions of ASC 740-10-50, "Accounting For Uncertainty In Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At June 30, 2016, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its result of operations, financial position or cash flow.

Subsequent events

Management has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2016 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events."

NOTE 2. ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2016	December 31, 2015
Accrued professional fees	$14,730	$-
	$14,730	$-

NOTE 3. DUE TO RELATED PARTIES

The Company has advanced funds from its officer and shareholder for working capital purposes. As of June 30, 2016 and December 31, 2015, there were $175,912 and $150,000 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

NOTE 4. INCOME TAXES

As of June 30, 2016, the Company had net operating loss carry forwards of approximately $282,986 that may be available to reduce future years' taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the six months ended June 30, 2016 and for the period from April 3, 2015 (Inception) to June 30, 2015

	For the six months ended June 30, 2016	From April 3, 2015 (Inception) to June 30, 2015
Federal income tax benefit attributable to:
Current Operations	$45,218	$51,000
Less: valuation allowance	(45,218)	(51,000)
Net provision for Federal income taxes	$-	$-

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$96,215	$50,997
Less: valuation allowance	(96,215)	(50,997)
Net deferred tax asset	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

For the six-month ended June 30, 2016

Statutory tax benefit	(34)%
Nondeductible/nontaxable items	-
Change in deferred tax asset valuation allowance	34%
Provision for income taxes	-%

For the six months ended June 30, 2016, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 5. STOCKHOLDERS' DEFICIT

From April 3, 2015 to December 31, 2015, the Company has issued 54,122,997 common stock shares at par value in a total amount of $54,123 from its shareholders.

On February 24, 2016, the Company has issued 10,000,000 shares of its $0.001 par value common stock shares at a purchase price of $0.01 per share in a total amount of $100,000 from fifteen shareholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Note Regarding Forward-Looking Statements

            This Quarterly Report on Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as "believes," "estimates," "could," "possibly," "probably," anticipates," "projects," "expects," "may," "will," or "should" or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

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

Three Months Ended June 30, 2016

Net revenue for the three months ended June 30, 2016 was $0. Interest income for the three months ended June 30, 2016 was $34.

General and administrative expenses primarily consist of legal and professional service fees and bank charges. General and administrative expenses for the three months ended June 30, 2016, were $4,871.

Our net loss was $(4,837) for the three months ended June 30, 2016.

Six Months Ended June 30, 2016

Net revenue for the six months ended June 30, 2016, was $0. Interest income for the six months ended June 30, 2016 was $34. From April 3, 2015 (date of inception) through June 30, 2016, our net revenue was $0. From April 3, 2015 (date of inception) through June 30, 2015, the interest income was $0.

General and administrative expenses primarily consist of legal and professional service fees and bank charges. General and administrative expenses for the six months ended June 30, 2016, were $133,029.  From April 3, 2015 (date of inception) through June 30, 2016, our general and administrative expenses were $150,000.

Our net loss was $(132,995) for the six months ended June 30, 2016. From April 3, 2015 (date of inception) through June 30, 2015, our net loss was $(150,000).

Liquidity and Capital Resources

Cash and cash equivalents were $61,779 at June 30, 2016 and $54,132 at December 31, 2015. Our total current assets were $61,779 at June 30, 2016, as compared to $54,132 at December 31, 2015. Our total current liabilities were $190,642 at June 30, 2016, as compared to $150,000 at December 31, 2015.

We had negative working capital at June 30, 2016, of $(128,863), compared to negative working capital of $(95,868) at December 31, 2015. The increase in negative working capital was primarily due to an increase in accrued expenses and amounts due to related parties.

Net cash used in operating activities during the six months ended June 30, 2016, was $(118,265). Net cash used in operating activities from April 3, 2015 (date of inception) through June 30, 2015, was $(150,000).

Net cash provided by financing activities for the six months ended June 30, 2016, was $125,912. Net cash provided by financing activities from April 3, 2015 (date of inception) through June 30, 2015, was $204,123.

Net change in cash and cash equivalents was an increase of $7,647 for the six months ended June 30, 2016. Net change in cash and cash equivalents was an increase of $54,123 from April 3, 2015 (date of inception) through June 30, 2015.

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

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Certificate of Amendment to Articles of Incorporation
3.3*	Bylaws
3.4**	Certificate of Correction of Articles of Incorporation
5.1*	Opinion Regarding Legality and Consent of Counsel by Stepp Law Corporation
10.1*	Distribution Agreement dated May 1, 2015 between A.C. (USA) Inc. and the Company
10.2*	Form of Subscription Agreement
23.1**	Consent of Independent Auditor
23.2*	Consent of Counsel (see Exhibit 5.1)
31***	Certification by Principal Executive Officer and Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.***
32***

Certification by Principal Executive Officer and Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.***

99.1**	Funding Commitment of Yu Cheng Yang for $200,000 dated October 7, 2015
99.2**	Summary of Loan Terms re: $150,000 lent by Yu Cheng Yang
99.3**	Summary of Office License Agreement with Yu Cheng Yang re: office facilities

________________

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

EOS Inc.

Date: August 15, 2016	By:	/s/ Yu Cheng Yang
Yu Cheng Yang
Principal Executive Officer, Principal Financial Officer, President and Chairman of the Board

