Form 10-Q
period 2016-09-30
EOS INC.
filed 2016-11-14
CIK 1651958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 000-55661

EOS Inc.
(Exact name of registrant as specified in its charter)

Nevada	30-0873246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 519, 5F., No. 372, Linsen N. Road,

Zhongshan District,

Taipei City 104, Taiwan (R.O.C.)

(Address of principal executive offices, Zip Code)

+8862-2568-3278

(Registrant’s telephone number, including area code)

____________________________________________________________

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

The number of shares of registrant’s common stock outstanding as of November 10, 2016, is 64,122,997.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EOS INC
BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$48,416	$54,132
Total current assets	48,416	54,132

Total Assets	$48,416	$54,132

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued expenses	13,150	-
Due to related parties	175,912	150,000
Total current liabilities	189,062	150,000

Stockholders' Deficit
Common stock, $0.001 par value; 750,000,000 shares authorized, 64,122,997 and 54,122,997 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	64,123	54,123
Additional paid-in capital	90,000	-
Accumulated deficit	(294,769)	(149,991)
Total stockholders' deficit	(140,646)	(95,868)

Total Liabilities and Stockholders' Deficit	$48,416	$54,132

The accompanying notes to financial statements are an integral part of these statements.

EOS INC.
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND FOR THE PERIOD FROM APRIL 3, 2015 (INCEPTION) TO SEPTEMBER 30, 2015
(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	From April 3, 2015 (Inception)
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net revenue	$-	$-	$-	$-

General and administrative expenses	11,783	-	144,812	150,000

Loss from operations	(11,783)	-	(144,812)	(150,000)

Other income (expenses)
Interest income	-	-	34	-
Total other income (expenses)	-	-	34	-

Loss before income taxes	(11,783)	-	(144,778)	(150,000)

Provision for income taxes	-	-	-	-
Net loss	$(11,783)	$-	$(144,778)	$(150,000)

Net loss per share
Basic and diluted	$(0.00)	$-	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and diluted	64,122,997	54,122,997	62,152,194	54,122,997

The accompanying notes to financial statements are an integral part of these statements.

EOS INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months ended September 30, 2016	From April 3, 2015(Inception) through September 30, 2015
Cash Flows from Operating Activities
Net loss	$(144,778)	$(150,000)
Changes in assets and liabilities:
Increase (Decrease) in accrued expenses	13,150	-
Net cash used in operating activities	(131,628)	(150,000)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	100,000	54,123
Net proceeds of advance from officers	25,912	150,000
Net cash provided by financing activities	125,912	204,123

Net increase in cash and cash equivalents	(5,716)	54,123

Cash and Cash Equivalents
Beginning	54,132	-
Ending	$48,416	$54,123

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

EOS INC.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

(UNAUDITED)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited financial statements, footnote disclosures, and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Basis of Presentation and Organization

EOS Inc., a company in the developmental stage (the “Company”), was incorporated on April 3, 2015 in the State of Nevada. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company’s business plan is to market and distribute skin care products, including masks and serums.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had accumulated deficits of $294,769 and $149,991 as of September 30, 2016 and December 31, 2015, respectively, and it had no revenue from operations.

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

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2016, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both September 30, 2016 and December 31, 2015.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At September 30, 2016, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its result of operations, financial position or cash flow.

Subsequent events

Management has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2016 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

NOTE 2. ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2016	December 31, 2015

Accrued professional fees	$13,150	$-
	$13,150	$-

NOTE 3. DUE TO RELATED PARTIES

The Company has advanced funds from its officer and shareholder for working capital purposes. As of September 30, 2016 and December 31, 2015, there were $175,912 and $150,000 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

NOTE 4. INCOME TAXES

As of September 30, 2016, the Company had net operating loss carry forwards of approximately $294,769 that may be available to reduce future years’ taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the nine months ended September 30, 2016 and for the period from April 3, 2015 (Inception) to September 30, 2015

	For the nine months ended September 30, 2016	From April 3, 2015 (Inception) to September 30, 2015
Federal income tax benefit attributable to:
Current Operations	$49,225	$51,000
Less: valuation allowance	(49,225)	(51,000)
Net provision for Federal income taxes	$-	$-

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$100,222	$50,997
Less: valuation allowance	(100,222)	(50,997)
Net deferred tax asset	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

For the nine months ended September 30, 2016

Statutory tax benefit	(34)%
Nondeductible/nontaxable items	-
Change in deferred tax asset valuation allowance	34%
Provision for income taxes	-%

For the nine months ended September 30, 2016, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 5. STOCKHOLDERS’ DEFICIT

From April 3, 2015 to December 31, 2015, the Company has issued 54,122,997 common stock shares at par value in a total amount of $54,123 from its shareholders.

On February 24, 2016, the Company has issued 10,000,000 shares of its $0.001 par value common stock shares at a purchase price of $0.01 per share in a total amount of $100,000 from fifteen shareholders.

******

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

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Net revenue for the three months ended September 30, 2016, and for the three months ended September 30, 2015, was $0. Interest income for the three months ended September 30, 2016, and for the three months ended September 30, 2015, was $0.

General and administrative expenses primarily consist of legal and professional service fees. General and administrative expenses for the three months ended September 30, 2016, were $11,783, as compared to $0 for the three months ended September 30, 2015. The increase in those expenses was primarily attributable to an increase in accounting, legal and professional fees.

Our net loss was $(11,783) for the three months ended September 30, 2016, as compared to $0 for the three months ended September 30, 2015. The increase in net loss was a result of the increase in general and administrative expenses.

Nine months ended September 30, 2016

Net revenue for the nine months ended September 30, 2016, was $0. Interest income for the nine months ended September 30, 2016 was $34. From April 3, 2015 (date of inception) through September 30, 2016, our net revenue was $0. From April 3, 2015 (date of inception) through September 30, 2015, our interest income was $0.

General and administrative expenses primarily consist of accounting, legal, and professional service fees. General and administrative expenses for the nine months ended September 30, 2016, were $144,812. From April 3, 2015 (date of inception) through September 30, 2015, our general and administrative expenses were $150,000. The decrease in those expenses was primarily attributable to a decrease in legal and professional fees.

Our net loss was $(144,778) for the nine months ended September 30, 2016. From April 3, 2015 (date of inception) through September 30, 2015, our net loss was $(150,000). The decrease in loss for the nine months ended September 30, 2016 was primarily attributable to a decrease in legal and professional fees.

Liquidity and Capital Resources

Cash and cash equivalents were $48,416 at September 30, 2016, and $54,132 at December 31, 2015. Our total current assets were $48,416 at September 30, 2016, as compared to $54,132 at December 31, 2015. Our total current liabilities were $189,062 at September 30, 2016, as compared to $150,000 at December 31, 2015.

We had negative working capital at September 30, 2016, of $(140,646), compared to negative working capital of $(95,868) at December 31, 2015. The increase in negative working capital was primarily due to an increase in accrued expenses and amounts due to related parties.

Net cash used in operating activities during the nine months ended September 30, 2016, was $(131,628). Net cash used in operating activities from April 3, 2015 (date of inception) through September 30, 2015, was $(150,000).

Net cash provided by financing activities for the nine months ended September 30, 2016, was $125,912. Net cash provided by financing activities from April 3, 2015 (date of inception) through September 30, 2015, was $204,123. The decrease in net cash was primarily due to less working capital loaned from our officer and director, partially offset by the increase in proceeds from issuance of common stock.

Net change in cash and cash equivalents was a decrease of $(5,716) for the nine months ended September 30, 2016. Net change in cash and cash equivalents was an increase of $54,123 from April 3, 2015 (date of inception) through September 30, 2015.

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

___________

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

EOS Inc.

Date: November 14, 2016	By:	/s/ Yu Cheng Yang
Yu Cheng Yang
Principal Executive Officer, Principal Financial Officer, President and Chairman of the Board

