Form 10-Q/A
period 2016-03-31
EOS INC.
filed 2016-12-12
CIK 1651958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

___________________________________________________________

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

EXPLANATORY NOTE

The purpose of this Amendment (this “Amendment”) to the Quarterly Report on Form 10-Q of EOS Inc., a Nevada corporation (the “Company”), for the quarter ended March 31, 2016, and filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2016, (the “Original Filing”) is to include in this Amendment restated financial statements for the quarter ended March 31, 2016, to replace the financial statements included in the Original Filing. Subsequent the filing by the Company of the Original Filing, the Company noticed the Balance Sheets included in the Original Filing disclosed that 750,000,000 shares of the Company’s common stock are authorized. The correct number of the Company’s common shares that is authorized is 75,000,000. Accordingly, the Balance Sheets included with this Amendment disclose that the authorized number of shares of the Company’s common stock is 75,000,000.

Except for those revisions specified in this Explanatory Note, this Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing. As required by the provisions of Rule 12b-15 promulgated pursuant to the Securities Exchange Act of 1934, new certifications by the Company’s Principal Executive Officer and Principal Financial Officer are filed as exhibits to this Amendment.

2

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EOS INC
BALANCE SHEET

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$90,024	$54,132
Total current assets	90,024	54,132

Total Assets	$90,024	$54,132

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued expenses	28,138	-
Due to related parties	185,912	150,000
Total current liabilities	214,050	150,000

Stockholders' Deficit
Common stock, $0.001 par value; 75,000,000 shares authorized, 64,122,997 and 54,122,997 shares issued and outstanding, respectively	64,123	54,123
Additional paid-in capital	90,000	-
Accumulated deficits	(278,149)	(149,991)
Total stockholders' deficit	(24,026)	(95,868)

Total Liabilities and Stockholders' Deficit	$90,024	$54,132

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

For the three-month ended in March31, 2016

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

EOS Inc.

Date: December 12, 2016	By:	/s/ Yu Cheng Yang
Yu Cheng Yang
Principal Executive Officer, Principal Financial Officer, President and Chairman of the Board

