Form 10-Q/A
period 2016-06-30
EOS INC.
filed 2016-12-12
CIK 1651958

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

______________________________________________________________

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

The number of shares of registrant’s common stock outstanding as of August 9, 2016, is 64,122,997.

EXPLANATORY NOTE

The purpose of this Amendment (this “Amendment”) to the Quarterly Report on Form 10-Q of EOS Inc., a Nevada corporation (the “Company”), for the quarter ended June 30, 2016, and filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2016, (the “Original Filing”) is to include in this Amendment restated financial statements for the quarter ended June 30, 2016, to replace the financial statements included in the Original Filing. Subsequent the filing by the Company of the Original Filing, the Company noticed the Balance Sheets included in the Original Filing disclosed that 750,000,000 shares of the Company’s common stock are authorized. The correct number of the Company’s common shares that is authorized is 75,000,000. Accordingly, the Balance Sheets included with this Amendment disclose that the authorized number of shares of the Company’s common stock is 75,000,000.

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

2

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EOS INC
BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$61,779	$54,132
Total current assets	61,779	54,132

Total Assets	$61,779	$54,132

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued expenses	14,730	-
Due to related parties	175,912	150,000
Total current liabilities	190,642	150,000

Stockholders' Deficit
Common stock, $0.001 par value; 75,000,000 shares authorized, 64,122,997 and 54,122,997 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	64,123	54,123
Additional paid-in capital	90,000	-
Accumulated deficits	(282,986)	(149,991)
Total stockholders' deficit	(128,863)	(95,868)

Total Liabilities and Stockholders' Deficit	$61,779	$54,132

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

NOTE 4. INCOME TAXES

As of June 30, 2016, the Company had net operating loss carry forwards of approximately $282,986 that may be available to reduce future years’ taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

____________

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

