Form 10-Q/A
period 2016-09-30
EOS INC.
filed 2016-12-12
CIK 1651958

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

EXPLANATORY NOTE

The purpose of this Amendment (this “Amendment”) to the Quarterly Report on Form 10-Q of EOS Inc., a Nevada corporation (the “Company”), for the quarter ended September 30, 2016, and filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2016, (the “Original Filing”) is to include in this Amendment restated financial statements for the quarter ended September 30, 2016, to replace the financial statements included in the Original Filing. Subsequent the filing by the Company of the Original Filing, the Company noticed the Balance Sheets included in the Original Filing disclosed that 750,000,000 shares of the Company’s common stock are authorized. The correct number of the Company’s common shares that is authorized is 75,000,000. Accordingly, the Balance Sheets included with this Amendment disclose that the authorized number of shares of the Company’s common stock is 75,000,000.

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

2

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EOS INC
BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$48,416	$54,132
Total current assets	48,416	54,132

Total Assets	$48,416	$54,132

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued expenses	13,150	-
Due to related parties	175,912	150,000
Total current liabilities	189,062	150,000

Stockholders' Deficit
Common stock, $0.001 par value; 75,000,000 shares authorized, 64,122,997 and 54,122,997 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	64,123	54,123
Additional paid-in capital	90,000	-
Accumulated deficit	(294,769)	(149,991)
Total stockholders' deficit	(140,646)	(95,868)

Total Liabilities and Stockholders' Deficit	$48,416	$54,132

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

Net cash provided by financing activities for the nine months ended September 30, 2016, was $125,912. Net cash provided by financing activities from April 3, 2015 (date of inception) through September 30, 2015, was $204,123. The decrease was primarily due to less working capital loaned from officer, partially offset by the increase in proceeds from issuance of common stocks.

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

_____________________

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

