Form 10-K
period 2016-12-31
EOS INC.
filed 2017-04-14
CIK 1651958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

EOS INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0873246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 519, 5F, No. 372, Linsen N. Road

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

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes    ☒ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: $0.

The number of shares of registrant’s common stock outstanding, as of April 7, 2017 was 64,122,997.

PART I

Item 1. Business.

Description of Business

General Information

Organizational Structure

EOS Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the State of Nevada on April 3, 2015.

On or about November 18, 2016, the Company caused to be formed EOS INC. TAIWAN BRANCH, a Taiwanese corporation (“EITB”). To date, EITB has no shareholders.

During the year ended December 31, 2016, the Company paid the expenses of EITB, and the amount of those expenses is $1,870. Additionally, the Company will continue to pay the expenses of EITB.

The principal executive office of EITB is located at Room 519, 5F, No. 372, Linsen N. Road, Zhongshan District, Taipei City, 104, Taiwan (Republic of China). The Company reimburses EITB for the rent for that office, the amount of which is $500 per month.

Yu-Cheng Yang, the Company’s sole director, is the sole director of EITB.

Yu-Hsiang Chia is the branch manager of EITB. Mr. Chia, also, holds 2,700,000 shares of the Company’s common stock.

We have never been a party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

General Business Overview

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

Employees and Employment Agreements of the Company

We have one employee. Our President (and sole director), Yu Cheng Yang, who, currently, devotes 40 or more hours a week to our business, is responsible for the primary operation of our business. There is no employment or similar agreement between the Company and any of its employees, including Mr. Yang.

Employees and Employment Agreements of EITB

Currently, EITB has one employee. EITB’s branch manager, Yu-Hsiang Chia, currently devotes up to 4 hours per week to EITB.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real property. Our business is presently operated from offices provided by our President, Yu Cheng Yang at Room 519, 5F, No. 372, Linsen N. Road, Zhongshan District, Taipei City, 104, Taiwan (Republic of China), Mr. Yang provides those offices free of charge and pursuant to an oral license agreement. We consider our current office arrangement adequate and will reassess our needs based upon the future growth of the Company. EITB shares those offices with the Company and pays $500 a month. We reimburse EITB that amount.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No public market currently exists for shares of our common stock.

There were approximately 148 holders of record of our common stock as of April 7, 2017.

Common Stock

As the date of this annual report, the outstanding number of shares of our common stock was 64,122,997. All our outstanding common shares are fully paid and non-assessable.

Our shareholders are entitled to one vote for each share of our common stock owned on any and all matter brought forth at a shareholders’ meeting. There are no cumulative voting rights, which mean that the shareholder or shareholders owning 50% of the issued and outstanding shares in our capital stock can elect the entire board of directors. Therefore, any shareholder or shareholders, cumulatively, with less than 50% cannot elect any director to the board of directors on their won. Pursuant to the provisions of Section 78.320 if the Nevada Revised Statues (the “NRS”) at least one percent of the outstanding shares of stock entitled to vote must be present, in person or by proxy, at any meeting in favor of the action exceeds the number of votes cast in opposition to the action, provided, however, that directors are elected by a plurality of the votes of the shares present at the meeting and entitled to vote. Certain fundamental corporate changes such as the liquidation of all our assets, mergers or amendments to our Articles of Incorporation require the approval of holders of a majority of the outstanding shares entitled to vote.

Holders of our common stock have no pre-emptive rights, no conversion rights and no subscription rights. There are no redemption or sinking fund provisions applicable to our common stock.

Preferred Stock

At present, we have no preferred stock authorized.

Rule 144 Share Restrictions

Under Rule 144, an individual who is not an affiliate of our Company and has not been an affiliate at any time during the 3 months preceding a contemplated sale and has been the beneficial owner of our shares for at least 6 months would be entitled to sell them without restriction. This is subject to the continued availability of current public information about us for the first year that can be eliminated after a one-year hold period.

Whereas an individual who is deemed to be our affiliate and has beneficially owned our common shares for at least 6 months can sell his or her shares in a given 3 month period as follows:

1.	One percent of the number of shares of our common stock then outstanding, or

2.	The average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to such sale.

As of the date of this Form 10-K, we are a shell company. Rule 144 is not available for securities initially issued by a shell company, whether reporting or non-reporting, or a company that was at any time previously a shell company, unless that company:

•	has ceased to be a shell company;

•	is subject to the Securities Exchange Act of 1934 (the “Exchange Act”) reporting obligations;

•	has filed all required Exchange Act reports during the preceding 12 months; and

•	at least one year has elapsed from the time that company filed with the SEC current Form 10 type information specifying its status as an entity that is not a shell company.

As a result, any person initially issued shares of our common stock, excluding those shares registered in our effective registration statement, may not be entitled to sell such shares until the above conditions have been satisfied. Upon satisfaction of these conditions, such sales by our affiliates would be limited by manner of sale provisions and notice requirements and the availability of current public information, about us as set forth above.

Dividends

The holders of our common stock are entitled to receive dividends on a pro rata based on the number of shares held, when and if declared by our Board of Directors, from funds legally available for that purpose. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend we would not be able to pay our debts as they become due in the normal course of business; or except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution. We do not, however, intend to pay any dividends in the foreseeable future and currently intend to retain all future earnings to finance our business.

Our shareholders are not entitled to preference as to dividends or interest; pre-emptive rights to purchase new issues of shares; preference upon liquidation; or any other special rights or preferences.

There are no restrictions on dividends under any loan or other financing arrangements.

We paid no dividends on our common stock in 2016. We do not have a policy of paying regular dividends and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors and will depend on business conditions, our financial earnings and other factors.

Outstanding Stock Options, Purchase Warrants and Convertible Securities

We have no outstanding stock options, purchase warrants or convertible securities.

Equity Compensation Plans, Bonus Plans

We have no such plans. None have been approved. We have no Compensation Committee.

Pension Benefits

We do not have any defined benefit pension plans.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Debt Securities

We have no debt securities outstanding.

Repurchase Programs

There is currently no share repurchase program pending.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $307,654 and $149,991 for the year ended December 31, 2016 and December 31, 2015. The Company has not generated revenue, as the business operations have been focused on developing our business plan and market research, this raises substantial doubt about the Company's ability to continue as a going concern.

Overview

Description of Business

General Information

EOS Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the State of Nevada on April 3, 2015.

On or about November 18, 2016, the Company caused to be formed EOS INC. TAIWAN BRANCH, a Taiwanese corporation (“EITB”). To date, EITB has no shareholders.

During the year ended December 31, 2016, the Company paid the expenses of EITB, and the amount of those expenses is $1,870.  Additionally, the Company will continue to pay the expenses of EITB.

The principal executive office of EITB is located at Room 519, 5F, No. 372, Linsen N. Road, Zhongshan District, Taipei City, 104, Taiwan (Republic of China). The Company reimburses EITB for the rent for that office, the amount of which is $500 per month.

Yu-Cheng Yang, the Company’s sole director, is the sole director of EITB.

Yu-Hsiang Chia is the branch manager of EITB. Mr. Chia, also, holds 2,700,000 shares of the Company’s common stock.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the period ended December 31, 2016, the Company had limited operations. As of December 31, 2016, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to obtain financing and upon future profitable operations from the development of its planned business. The Company is currently addressing its liquidity issue by continually seeking investment capital through private placements of common stock and debt. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $307,654 and $149,991 for the year ended December 31, 2016 and for the period from April 3, 2015 (date of inception) to December 31, 2015, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid instruments with original maturities of three months or less.

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2016 and 2015, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Results of Operations

The following presents the consolidated results of the Company for the year ended December 31, 2016 and for the period April 3, 2015 (Inception) to December 31, 2015.

General and Administrative Expenses.

General and administrative expenses has increased to $157,718 for the year ended December 31, 2016, representing a 5.15% increase, compared to $150,000 for the period April 3, 2015 (date of inception) to December 31, 2015. The increase in general and administrative expenses was mainly attributable to the increase in legal and professional fees.

Loss from Operations.

Loss from operations was $157,718 for the year ended December 31, 2016 compared to $150,000 for the period April 3, 2015 (date of inception) to December 31, 2015. Such increase was primarily due to the increase in legal and professional fees.

Other Income (expenses).

Other income (expenses) was $55 for the year ended December 31, 2016, a 511.11% increase, as compared to $9 for the period April 3, 2015 (date of inception) to December 31, 2015.

Net Loss.

As a result of the above factors, we had net loss of $157,663 for the year ended December 31, 2016 as compared to $149,991 for the period April 3, 2015 (date of inception) to December 31, 2015, representing an increase of $7,672 or 5.11%.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents. Our cash and cash equivalent at December 31, 2016 and December 31, 2015 were $35,696 and $54,132, respectively.

Net cash flow from operating activities in the year ended December 31, 2016 and in the period from April 3, 2015 (date of inception) to December 31, 2015 was $(144,228) and $(149,991), respectively. Net cash flow used in operating activities in the year ended December 31, 2016 was mainly due to our net loss of $157,663 and the increase in other current assets, partially offset by the increase in accounts payable.

Net cash flow provided by financing activities in the year ended December 31, 2016 and in the period from April 3, 2015 (date of inception) to December 31, 2015 was $125,912 and $204,123, respectively. The cash flow provided by financing activity was from loan from officers and proceeds from the sale of our common stock.

Capital Expenditures

Total capital expenditures during the year ended December 31, 2016, and the period from April 3, 2015 (date of inception) to December 31, 2015 were $0 and $0, respectively.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2016.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Report of Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Item 9B. Other Information.

Subsequent Events

Effective April 3, 2017, Yu Cheng Yang resigned as president, secretary, and treasurer of the Company.

Effective April 3, 2017, the Company’s board of directors appointed He-Siang Yang as its president, secretary, treasurer and a member of its board of directors. He-Siang Yang is the father of Yu Cheng Yang, the Company’s former president, secretary, and treasurer and who, currently, is a member of the Company’s board of directors.

Effective April 3, 2017, the Company appointed Lai Chen Kwok as a member of its board of directors.

He-Siang Yang

Mr. Yang is 64 years old. In 1976, Mr. Yang obtained a Bachelor of the Arts degree in mathematics from the National Taiwan Ocean University in Taiwan. From 2009 through 2015, Mr. Yang served as the president of U-Power in Taipei, Taiwan. U-Power is in the business of marketing and promoting its clients products. Mr. Yang performed those duties normally associated with that of a president, including, but not limited to company development, management and business oversight. From 2015 to the present, Mr. Yang has been the president of EOS Trading Company Limited, a Hong Kong company. EOS Trading Company Limited is exports and imports consumer products into and out of Taiwan. As of December 31, 2016, EOS Trading Company Limited is not an affiliate of the Company.

During the last 10 years, Mr. Yang has never been involved in any legal or regulatory proceedings nor has Mr. Yang been a director of a public company. Mr. Yang is the father of Yu Cheng Yang, the Company’s former president, secretary, and treasurer and who, currently, is a member of the Company’s board of directors.

As Mr. Yang has an extensive background in company development, management, marketing and consumer product distribution, the Company has determined it is in its best interest to appoint Mr. Yang as president, secretary, treasurer, and a member of its board of directors. As of the date of this filing, the Company has not entered into any material arrangements or agreements with Mr. Yang relating to compensation or otherwise.

Lai Chen Kwok

Ms. Kwok is 71 years old. In 1970, Ms. Kwok obtained a Bachelor of the Arts degree in English from the Overseas Chinese University, a private university in Taiwan. From 2008 through 2015, Ms. Kwok served as a financial planner at Prudential Hong Kong Limited, a Hong Kong company primarily dealing in the insurance business.

During the last 10 years, Ms. Kwok has never been involved in any legal or regulatory proceedings, nor has Ms. Kwok been a director of a public company.

As Ms. Kwok has developed a large networking base and was a top sales representative at Prudential Hong Kong Limited, the Company has determined it is in the best interest of the Company and its shareholders that Ms. Kwok be appointed as a member of its board of directors. As of the date of this filing, the Company has not entered into any material arrangements or agreements with Ms. Kwok relating to compensation or otherwise.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Director and Executive Officer of the Company

Name	Age	Position

Yu Cheng Yang	36	President, Secretary, Treasurer and Director(1)

__________

(1)Mr. Yang will serve as a director until the next annual shareholder meeting.

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

Background of Executive Officer and Director of the Company

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

In April, 2015, Mr. Yang became the President and sole director of the Company. Mr. Yang is also the sole director of EITB.

Directors and Executive Officers of EITB

Name	Age	Position

Yu-Hsiang Chia	50	Branch Manager
Yu Cheng Yang	36	Sole Director(1)

___________

(1) Mr. Yang will serve as a director until his replacement is appointed.

Yu-Hsiang Chia, Branch Manager

Mr. Chia graduated from Fu Jen University located in New Taipei City, Taiwan, with a bachelor’s degree in Japanese. From 2013 to 2016, Mr. Chia served as vice president of Advantage Universal Limited Co., a Taiwan company, which was in the business of distribution of imported products. From 2016 to present, Mr. Chia serves as vice president of Emperor Star International Trade Co., Ltd., which is also in the business of distribution of supplements and cleaning products. Mr. Chia’s main duty includes management and business oversight.

In November 2016, Mr. Chia became the branch manager of EITB.

Mr. Chia owns 2,700,000 shares of the Company’s common stock.

To our knowledge, during the last ten years, none of our directors and executive officers has been subject to any of the following:

•	A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	Engaging in any type of business practice; or

(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

•	The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or commodity laws, or to be associated with persons engaged in any such activity;

•	Found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

•	Found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•	The subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	Any federal or state securities or commodities law or regulation; or

(ii)	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	The subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

No Compensation to Directors.

No director has received any cash or other compensation for serving as a director, and we do not plan to pay any cash or other compensation to any person for serving as a director. Our directors are entitled to reimbursement for reasonable out-of-pocket expenses incurred in connection with our business. Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf, other than services ordinarily required of a director.

Code of Ethics; Financial Expert

We do not have a Code of Ethics. We do not have a financial expert on our Board of Directors.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, our Board of Directors will establish an audit committee and a compensation committee. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate our system of internal controls. The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for our officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members and resources to establish those committees.

Potential Conflicts of Interest

As we do not have an audit committee or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest, in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

We plan to adopt a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Directors Independence

Our Board of Directors is composed of one member, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market, as we do not participate in that market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the directors, not any of his or her family members has engaged in various types of business dealings with us. In addition, our Board of Directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. If our Board of Directors made these determinations, our Board of Directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Term of Office

Each of our directors is appointed to hold office until the next annual meeting of our stockholders or until his or her respective successor is elected and qualified, or until he or she resigns or is removed in accordance with the applicable provisions of Nevada law. Our officers are appointed by our Board of Directors and hold office until removed by our Board of Directors or until their resignation.

Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

We intend to ensure to the best of our ability that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) beneficial owners are complied with in a timely fashion.

We are not aware of any securities transaction during the fiscal year ended December 31, 2016, or subsequent thereto what would require a filing pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.

Audit Committee Financial Expert

Our current director acts as our audit committee. The current director is not independent. An informal search is under way to identify a suitable candidate for service on the Board of Directors as an independent director who would be qualified as an audit committee financial expert.

Audit Committee

We have not yet appointed an audit committee, and our director currently acts as our audit committee. At the present time, we believe that our director is capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting. The Company, however, recognizes the importance of good corporate governance and intends to add additional directors to the Board of Directors and appoint an audit committee comprised entirely of independent directors, including at least one financial expert.

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

Item 11. Executive Compensation.

EXECUTIVE SUMMARY COMPENSATION TABLEBY THE COMPANY
Name and Principal Position	Year	Salary FY ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yu Cheng Yang,
President, Secretary,	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer, and Director(1)	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

_______________

(1) We have not entered into any employment agreements.

EXECUTIVE SUMMARY COMPENSATION TABLEBY EITB
Name and Principal Position	Year	Salary FY ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yu-Hsiang Chia,
Branch Manager	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of common stock beneficially owned as of April 7, 2017 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares and the address of each person is c/o EOS Inc.

The Company
Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially owned (1)
Officers and directors as a group
Yu Cheng Yang	30,000,000	46.7%
All officers and directors as a group (1 person)	30,000,000	46.7%
5% or more shareholders
He-Siang Yang	10,000,000	15.6%
Total	10,000,000	15.6%

Beneficial ownership percentages are calculated based on shares of common stock issued and outstanding and is based on a total of 64,122,997 shares of common stock that were issued and outstanding as of April 7, 2017. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 7, 2017. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

EITB

EITB does not have any shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our sole director, Mr. Yang, is a named executive officer of the Company and, accordingly, is not “independent” for purposes of any securities market requirements.

The Company does not own any real property. We do not own any real property. Our business is presently operated from offices provided by our President, Yu Cheng Yang at Room 519, 5F., No. 372, Linsen N. Road, Zhongshan District, Taipei City, 104, Taiwan (Republic of China), Mr. Yang provides those offices free of charge and pursuant to an oral license agreement. We consider our current office arrangement adequate and will reassess our needs based upon the future growth of the Company.

Yu-Hsiang Chia, the branch manager of EITB, owns 2,700,000 shares of the Company’s common stock.

Item 14. Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by KCCW Accountancy Corp.

Year Ended December 31, 2016

Audit Fees	$12,000

Tax Fees	1,000
All Other Fees	0
$13,000

Audit Fees consist of fees billed for the annual audit of our consolidated financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and our sole director, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2016, is compatible with maintaining the auditor’s independence.

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

Item 15. Exhibits and Financial Statement Schedules.

Exhibit Number	Description

23	Consent of Independent Public Accounting Firm
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOS Inc.

Dated: April 13, 2017	By:	/s/ Yu Cheng Yang
Yu Cheng Yang
President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

EOS Inc.

By:	/s/ Yu Cheng Yang	Date: April 13, 2017
Yu Cheng Yang
President, Principal Executive Officer, Principal Financial Officer and Director

FINANCIAL STATEMENT SCHEDULES

REPORT OF REGISTERED INDEPENDENT AUDITORS

To Board of Directors of

EOS Inc. and its subsidiary

We have audited the accompanying consolidated balance sheets of EOS Inc. and its subsidiary (the "Company") as of December 31, 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for year ended December 31, 2016 and for the period from April 3, 2015 (inception) through December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and for the period from April 3, 2015 (inception) through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations, accumulated deficit of $307,654 and has no cash flows from operations. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. These financial statements do not include any adjustments that might result from such uncertainty.

/s/ KCCW Accountancy Corp

Diamond Bar, California

March 15, 2017

EOS, INC. AND SUBSIDIARY

CONSOLIDATEDBALANCE SHEETS

	December 31,	December 31,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$35,696	$54,132
Prepaid expenses	82	-
Total current assets	35,778	54,132

Total Assets	$35,778	$54,132

Liabilities and Stockholders' Equity

Current Liabilities
Accrued expenses	13,517	-
Due to shareholders	175,912	150,000
Total current liabilities	189,429	150,000

Total liabilities	189,429	150,000

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 64,122,997 shares and 54,122,997 issued and outstanding	64,123	54,123
Additional paid-in capital	90,000	-
Deficit accumulated during development stage	(307,654)	(149,991)
Accumulated other comprehensive income (loss)	(120)	-
Total stockholders' equity	(153,651)	(95,868)

Total Liabilities and Stockholders' Equity	$35,778	$54,132

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPHREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2016 AND FOR THE PERIOD FROM APRIL3, 2015 (INCEPTION) TO DECEMBER 31, 2015

	2016	From April 3, 2015(Inception) to December 31, 2015
Net revenue	$-	$-

General and administrative expenses	157,718	150,000

Loss from operations	(157,718)	(150,000)

Other income (expenses)
Interest income	55	9
Total other income	55	9

Loss before income taxes	(157,663)	(149,991)

Provision for income taxes	-	-

Net loss	$(157,663)	$(149,991)

Foreign currency translation adjustment	(120)	-

Comprehensive Income (Loss)	(157,783)	(149,991)

Weighted Average Shares Outstanding:
Basic and diluted	62,670,942	54,122,997
Net loss per share
Basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2016 AND FOR THE PERIOD FROM APRIL 3, 2015 (INCEPTION) TO DECEMBER 31, 2015

	2016	From April 3, 2015(Inception) to December 31, 2015
Cash Flows from Operating Activities
Net loss	$(157,663)	$(149,991)
Changes in assets and liabilities:
Decrease (Increase) in prepaid expenses	(82)	-
Increase (decrease) in accrued expenses	13,517	-
Net cash used in operating activities	(144,228)	(149,991)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	100,000	54,123
Loan from officers	25,912	150,000
Net cash provided by financing activities	125,912	204,123

Effect of exchange rate changes on cash and cash equivalents	(120)	-

Net (decrease) increase in cash and cash equivalents	(18,436)	54,132

Cash and Cash Equivalents
Beginning	54,132	-
Ending	$35,696	$54,132

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

PERIOD FROM APRIL 3,2015 (INCEPTION) TO DECEMBER 31, 2016

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	income	Total
Balance at April 3, 2015 (Inception)	-	$-	$-	$-	$-	$-
Common stock issued for cash on April 3, 2015	54,122,997	54,123	-	-	-	54,123
Net loss	-	-	-	(149,991)	-	(149,991)
Balance at December 31, 2015	54,122,997	54,123	-	(149,991)	-	(95,868)
Common stock issued for cash on February 24, 2016	10,000,000	10,000	90,000	-	(120)	99,880
Net loss	-	-	-	(157,663)	-	(157,663)
Balance at December 31, 2016	64,122,997	$64,123	$90,000	$(307,654)	$(120)	$(153,651)

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDAED FINANCIAL STATEMENTS
DECEMBER 31, 2016

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Organization

EOS Inc., a company in the developmental stage, was incorporated on April 3, 2015 in the State of Nevada. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company’s business plan is to market and distribute skin care products, including masks and serums.

On November 18, 2016, the Company has set up a wholly-owned subsidiary in Taiwan to assist the Company to promote the business in Taiwan.

The Company’s year-end is December 31.

Principles of Consolidation

The consolidated financial statements include the accounts of EOS Inc. and its wholly owned subsidiary in Taiwan. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

The functional currency of the subsidiary in Taiwan is the New Taiwan dollars, however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($). In the accompanying consolidated financial statements and notes, “$”, “US$” and “U.S. dollars” mean United States dollars, and “NT$” and “NT dollars” mean New Taiwan dollars.

Going Concern

These consolidated financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had accumulated deficit of $307,654 and $149,991 as of December 31, 2016 and 2015, respectively, and it had no revenue from operations since its incorporation.

The Company faces all the risks common to companies at development stage, including capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company's losses raise substantial doubt about its ability to continue as a going concern. The Company's consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid instruments with original maturities of three months or less.

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. At December 31, 2016 and 2015, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

2. DUE TO SHAREHOLDERS

The Company has advanced funds from its officer and shareholder for working capital purposes. As of December 31, 2016 and 2015, there were $175,912 and $150,000 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

3. STOCKHOLDERS’ EQUITY

On April 3, 2015 to December 31, 2015, the Company has issued 54,122,997 common stock shares at par value in a total amount of $54,123 from its shareholders.

On February 24, 2016, the Company has issued 10,000,000 shares of its $0.001 par value common stock shares at a purchase price of $0.01 per share in a total amount of $100,000 from fifteen shareholders.

4. INCOME TAXES

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. The applicable income tax rate for the Company was 34% for the years ended December 31, 2016 and 2015. As of December 31, 2016, the Company had net operating loss carry forwards of approximately $305,785 that may be available to reduce future years’ taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100 % valuation allowance has offset deferred tax asset resulting from the net operating losses.

Taiwan

The subsidiary of EOS Inc. is incorporated in Taiwan. The Taiwan Income Tax Law imposes a unified enterprise income tax rate of 17% on all enterprises with taxable income greater than approximately $3,660 (NT$120,000). No income tax liabilities existed as of December 31, 2016 and 2015 due to the Company’s continuing operating losses.

Provision for income tax consists of the following:

		From April 3, 2015
	For the Year Ended	(Inception)
	December 31,	to December 31,
	2016	2015
Current
U.S.	$-	$-
Taiwan	-	-

Deferred
U.S.
Deferred tax assets for NOL carryforwards	(52,970)	(50,997)
Valuation allowance	52,970	50,997
Net changes in deferred income tax under non-current portion	-	-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Year Ended December 31,	From April 3, 2015 (Inception) to December 31,
	2016	2015

U.S. statutory income tax rate	34	34
Foreign statutory income tax rate difference	(17)	(17)
Changes in valuation allowance	(17)	(17)
Effective income tax rate	0	0

Significant components of the Company’s deferred taxes as of December 31, 2016 and 2015 were as follows:

	December 31,	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$103,967	$50,997
Less: Valuation allowance	(103,967)	(50,997)
Deferred tax assets, net	$-	$-

5. COMMITMENT

The Company leases its office in Taiwan and under a non-cancellable lease agreement that expires on October 30, 2017.

Future minimum lease receipts under the lease are summarized as follows:

December 31,	Amount
2017	$4,970
Total	$4,970

6. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2016 up through the date the Company issued these consolidated financial statements.

F-10