Form 10-Q
period 2017-03-31
EOS INC.
filed 2017-05-15
CIK 1651958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER 333-206853

EOS INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0873246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of May 5, 2017, is 64,122,997.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EOS, INC. AND SUBSIDIARY
CONSOLIDATEDBALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$14,481	$35,696
Prepaid expenses	10,172	82
Total current assets	24,653	35,778

Total Assets	$24,653	$35,778

Liabilities and Stockholders' Equity

Current Liabilities
Accrued expenses	27,000	13,517
Due to shareholders	175,912	175,912
Total current liabilities	202,912	189,429

Total liabilities	202,912	189,429

Stockholders' Equity
Common stock, $0.001 par value;
75,000,000 shares authorized,
64,122,997 shares issued and outstanding	64,123	64,123
Additional paid-in capital	90,000	90,000
Accumulated deficit	(332,709)	(307,654)
Accumulated other comprehensive income (loss)	327	(120)
Total stockholders' equity	(178,259)	(153,651)

Total Liabilities and Stockholders' Equity	$24,653	$35,778

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

	March 31,	March 31,
	2017	2016

Net revenue	$-	$-

General and administrative expenses	25,055	128,158

Loss from operations	(25,055)	(128,158)

Loss before income taxes	(25,055)	(128,158)

Provision for income taxes	-	-

Net loss	$(25,055)	$(128,158)

Foreign currency translation adjustment	447	-

Comprehensive Income (Loss)	(24,608)	(128,158)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding:
Basic and diluted	64,122,997	58,188,931

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

	March 31,	March 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(25,055)	$(128,158)
Changes in assets and liabilities:
Decrease (Increase) in prepaid expenses	(10,090)	-
Increase (decrease) in accrued expenses	13,483	28,138
Net cash used in operating activities	(21,662)	(100,020)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	100,000
Advance from officers	-	100,000
Repayment of loan from officers	-	(64,088)
Net cash provided by financing activities	-	135,912

Effect of exchange rate changes on cash and cash equivalents	447	-

Net (decrease) increase in cash and cash equivalents	(21,215)	35,892

Cash and Cash Equivalents
Beginning	35,696	54,132
Ending	$14,481	$90,024

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDAED FINANCIAL STATEMENTS
MARCH 31, 2017

(UNAUDITED)

Note 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements, footnote disclosures, and other information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Principles of Consolidation

The consolidated unaudited financial statements include the accounts of EOS Inc. and its wholly owned subsidiary in Taiwan. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

The functional currency of the subsidiary in Taiwan is the New Taiwan dollars, however the accompanying unaudited consolidated financial statements have been translated and presented in United States Dollars ($). In the accompanying unaudited consolidated financial statements and notes, “$”, “US$” and “U.S. dollars” mean United States dollars, and “NT$” and “NT dollars” mean New Taiwan dollars.

Going Concern

These unaudited consolidated financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying unaudited consolidated financial statements, the Company had accumulated deficit of $332,709 and $307,654 as of March 31, 2017 and December 31, 2016, respectively, and it had no revenue from operations since its incorporation.

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

Classification

Certain classifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss nor accumulated deficit.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid instruments with original maturities of three months or less.

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. At March 31, 2017 and December 31, 2016, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Subsequent events

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of March 31, 2017 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Note 2. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2017	December 31, 2016
Accrued professional fees	$27,000	$13,517
	$27,000	$13,517

Note 3. DUE TO SHAREHOLDERS

The Company has advanced funds from its director and shareholder for working capital purposes. As of March 31, 2017 and December 31, 2016, there were $175,912 and $175,912 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

Note 4. INCOME TAXES

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. The applicable income tax rate for the Company was 34% for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the Company had net operating loss carry forwards of approximately $332,709 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100 % valuation allowance has offset deferred tax asset resulting from the net operating losses.

Taiwan

The subsidiary of EOS Inc. is incorporated in Taiwan. The Taiwan Income Tax Law imposes a unified enterprise income tax rate of 17% on all enterprises with taxable income greater than approximately $3,660 (NT$120,000). No income tax liabilities existed as of March 31, 2017 and December 31, 2016 due to the Company’s continuing operating losses.

Provision for income tax consists of the following:

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2017	2016
Current
U.S.	$-	$-
Taiwan	-	-

Deferred
U.S.
Deferred tax assets for NOL carryforwards	(7,799)	(43,574)
Valuation allowance	7,799	43,574
Net changes in deferred income tax under non-current portion	-	-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2017	2016

U.S. statutory income tax rate	34	34
Foreign statutory income tax rate difference	(17)	(17)
Changes in valuation allowance	(17)	(17)
Effective income tax rate	0	0

Significant components of the Company’s deferred taxes as of March 31, 2017 and December 31 2016 were as follows:

	March 31,	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$111,766	$103,967
Less: Valuation allowance	(111,766)	(103,967)
Deferred tax assets, net	$-	$-

******

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

Net revenue for the three months ended March 31, 2017, and for the three months ended March 31, 2016, was $0.

General and administrative expenses primarily consist of legal, accounting, and professional service fees. General and administrative expenses for the three months ended March 31, 2017, were $25,055, as compared to $128,158 for the three months ended March 31, 2016. The decrease in those expenses was primarily attributable to a decrease in professional service fees for the quarter ended March 31, 2017.

Our net loss was $25,055 for the three months ended March 31, 2017, as compared to $128,158 for the three months ended March 31, 2016. The decrease in net loss was a result of the decrease in general and administrative expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $14,481 at March 31, 2017. Our total current assets were $24,653 at March 31, 2017. Our total current liabilities were $202,912 at March 31, 2017.

We had negative working capital of $178,259 at March 31, 2017, compared to negative working capital of $153,651 at December 31, 2016. The increase in negative working capital was primarily due to increases in accrued expenses and prepaid professional service fees for the three months ended March 31, 2017.

Net cash used in operating activities during the three months ended March 31, 2017, was $(21,662), compared to $(100,020) for the three months ended March 31, 2016. The decrease in the cash used in operating activities was primarily due to the decrease in net loss and increases in accrued expenses and prepaid professional service fees for the three months ended March 31, 2017.

Net cash provided by financing activities for the three months ended March 31, 2017 was $0, as compared to $135,912 for the three months ended March 31, 2016. The decrease was because we had no financing activities during the three months ended March 31, 2017.

Net change in cash and cash equivalents was a decrease of $(21,215) for the three months ended March 31, 2017, compared to an increase of $35,892 for the three months ended March 31, 2016, which was primarily due to no cash proceeds from financing activities for the three months ended March 31, 2017.

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

Item 4.Controls and Procedures.

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

Item 1.Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide this information.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

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
32***

Certification by Principal Executive Officer and Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.***

_______

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

EOS Inc.

Date: May 15, 2017	By:	/s/ He-Siang Yang
He-Siang Yang
Principal Executive Officer, Principal Financial Officer, President and Chairman of the Board

