Form 10-Q
period 2017-06-30
EOS INC.
filed 2017-08-14
CIK 1651958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

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

_____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding, as of August 11, 2017, is 64,122,997.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$15,096	$42,086
Account receivable	61,597	-
Accounts receivable - related parties	57,115	-
Inventory	-	1,919
Advance to suppliers	35,298	-
Prepaid expenses	2,888	6,311
Total current assets	171,994	50,316

Property and Equipment, net	8,097	3,180
Security deposit	7,651	2,544
Total Assets	$187,742	$56,040

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	18,252	2,778
Accrued expenses	9,178	24,089
Due to shareholders	330,665	263,879
Advance from customers	-	34,797
Total current liabilities	358,095	325,543

Total liabilities	358,095	325,543

Stockholders' Equity
Common stock, $0.001 par value;
75,000,000 shares authorized,
64,122,997 shares issued and outstanding	64,123	64,123
Additional paid-in capital	90,000	90,000
Accumulated deficit	(318,823)	(424,166)
Accumulated other comprehensive income (loss)	(5,653)	540
Total stockholders' equity(deficit)	(170,353)	(269,503)

Total Liabilities and Stockholders' Equity	$187,742	$56,040

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30,		FOR THE THREE MONTHS ENDED JUNE 30,
	2017	2016	2017	2016

Net Sales:
Net sales	$15,768	$-	$3,567	$-
Net sales to related parties	268,138	165,595	255,666	41,386
Total	283,906	165,595	259,233	41,386

Cost of sales	65,897	67,637	60,387	6,972

Gross profit	218,009	97,958	198,846	34,414

Selling, general and administrative expenses	171,819	249,143	110,353	66,953

Income (loss) from operations	46,190	(151,185)	88,493	(32,539)

Other income (expenses)
Interest income	14	47	14	47
Other income - related party	58,122	-	58,122	-
Gain (loss) on foreign currency exchange	1,017	(2,329)	(1,154)	(867)
Total other income	59,153	(2,282)	56,982	(820)

Income (loss) before provision for income taxes	105,343	(153,467)	145,475	(33,359)

Provision for income taxes	-	-	-	-

Net Income (loss)	$105,343	$(153,467)	$145,475	$(33,359)

Weighted average number of common shares:
Basic and diluted	64,122,997	61,155,964	64,122,997	64,122,997

Net income (loss) per share:
Basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

Other Comprehensive Income (loss):
Net income (loss)	$105,343	$(153,467)	$145,475	$(33,359)
Foreign currency translation adjustment, net of tax	(6,193)	(71)	(625)	(605)
Comprehensive (Loss) Income	$99,150	$(153,538)	$144,850	$(33,964)

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$105,343	$(153,467)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	397	108
Foreign currency exchange (gain) loss	(1,017)	2,329
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(117,689)	1,796
Decrease (Increase) in inventory	2,046	41,315
Decrease (Increase) in advance to suppliers	(35,298)	(7,219)
Decrease (Increase) in prepaid expense and other assets	3,843	(688)
Decrease (Increase) in security deposits	(4,937)	(2,558)
Increase (decrease) in accounts payable	1,772	(33,881)
Increase (decrease) in accrued expenses	(2,097)	18,430
Increase (decrease) in advance from customers	(37,111)	-
Increase (decrease) in due to shareholders	93,532	112,857
Net cash provided by (used in) operating activities	8,784	(20,978)

Cash flows from investing activities
Purchase of equipment	(5,106)	(3,608)
Acquisition of subsidiary equity interest	(30,562)	-
Net cash used in investing activities	(35,668)	(3,608)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	100,000
Net cash provided by financing activities	-	100,000

Effect of exchange rate changes on cash and cash equivalents	(106)	(1,066)
Net increase (decrease) in cash and cash equivalents	(26,990)	74,348

Cash and Cash Equivalents
Beginning	42,086	58,424
Ending	$15,096	$132,772
Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDAED FINANCIAL STATEMENTS JUNE 30, 2017

(UNAUDITED)

Note 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data were derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements, footnote disclosures, and other information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Organization

EOS Inc. was incorporated on April 3, 2015 in the State of Nevada. The Company’s business plan is to market and distribute skin care products, including masks and serums.

On November 18, 2016, the Company has set up a wholly-owned subsidiary in Taiwan to assist the Company to promote the business in Taiwan.

Emperor Star International Trade Co., Ltd., (“Emperor Star”), was incorporated on November 16, 2015 under the laws of Taiwan. The Company is in the business of marketing and distribution of various products, including detergents, nutrition supplements, and skin care products.

On May 3, 2017, the Company entered into and closed a Share Purchase and Sale Agreement (the “Purchase Agreement”) with Emperor Star and the shareholder of Emperor Star to acquire all issued and outstanding shares of Emperor Star in consideration of $30,562 in cash. As a result of the Purchase, Emperor Star becomes the Company’s wholly owned subsidiary. Upon consummation of the Purchase, the Company has assumed the business of Emperor Star and ceased to be a shell company.

Principles of Consolidation

The accompanying unaudited consolidated financial statements, including the accounts of EOS Inc. and its wholly owned subsidiaries in Taiwan, have been prepared in conformity with accounting principles generally accepted in the United States of America. Since the Company and Emperor Star are entities under Mr. Yu Cheng Yang’s common control prior to the acquisition of Emperor Star, the transaction is accounted for as a restructuring transaction. The Company has recast prior period financial statements to reflect the conveyance of Emperor Star’s common shares as if the restructuring transaction had occurred as of the earliest date of the financial statements. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

The functional currency of the subsidiaries in Taiwan is the New Taiwan dollars, however the accompanying unaudited consolidated financial statements have been translated and presented in United States Dollars ($). In the accompanying unaudited consolidated financial statements and notes, “$”, “US$” and “U.S. dollars” mean United States dollars, and “NT$” and “NT dollars” mean New Taiwan dollars.

Going Concern

These unaudited consolidated financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying unaudited consolidated financial statements, the Company had accumulated deficit of $318,823 and $424,166 as of June 30, 2017 and December 31, 2016, respectively.

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

Accounts Receivable

Accounts receivable are stated at carrying value less estimates made for doubtful receivables. An allowance for impairment of trade receivables is established if the collection of a receivable becomes doubtful. Such receivable becomes doubtful when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of the receivables. Significant financial difficulties of the debtor, probability that the debtor will enter into bankruptcy or financial reorganization, and default or delinquency in payments are considered indicators that the receivable is impaired. The amount of the allowance is the difference between the asset’s carrying amount and the present value of estimated future cash flows, discounted at the original effective interest rate. An impairment loss is recognized in the statement of income, as are subsequent recoveries of previous impairments.

Inventory

Inventory is stated at the lower of cost and net realizable value. Net realizable value (NRV) is defined as estimated selling prices less costs of completion, disposal, and transportation. Inventory consists mainly of finished goods held for resale. Cost is determined on a weighted average cost method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and incurs a charge to operations for known and anticipated inventory obsolescence.

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally is five years. Depreciation expense is $397 and $108 for the six months ended June 30, 2017 and 2016, respectively.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long lived assets currently exist.

Revenue Recognition

Revenues are recognized when products are shipped to customers, both title and the risks of ownership are transferred, and the collectability of accounts receivable can be reasonably assured. The Company’s standard shipping term is Free on Board (FOB) destination. Usually no sales returns, discounts or other allowances are provided to customers. Shipping and handling charges to customers are included in net sales. Shipping and handling charges incurred by the Company are included in selling, general and administrative expenses.

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $50 and $15,708 for the six months ended June 30, 2017 and 2016, respectively.

Post-retirement and post-employment benefits

The Company’s subsidiaries adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $2,106 and $1,196 for the six months ended June 30, 2017 and 2016, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. At June 30, 2017 and December 31, 2016, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Foreign-currency Transactions

Foreign-currency transactions are recorded in New Taiwan dollars (“NTD”) at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into New Taiwan dollars, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On the balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income except for those foreign currencies denominated investments in shares of stock where such differences are accounted for as translation adjustments under Equity.

Translation Adjustment

The accounts of the Company’s subsidiaries were maintained, and their financial statements were expressed, in New Taiwan Dollar (“NTD”). Such financial statements were translated into U.S. Dollars (“$” or “USD”) in accordance ASC 830, "Foreign Currency Matters", with the NTD as the functional currency. According to the Statement, all assets and liabilities are translated at the current exchange rate, Equity's deficit are translated at the historical rates and income statement items are translated at an average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income as a component of Equity’s deficit.

Comprehensive Income (loss)

Comprehensive income (loss) includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income (loss) on its consolidated statements of operations and other comprehensive income (loss).

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its result of operations, financial position or cash flow.

Subsequent events

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of June 30, 2017 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Note 2. RELATED PARTY TRANSACTIONS

Related party sales

The Company had sales to EOS Trading Co., Ltd., (“EOS Trading”), a Hong Kong company owned by the officer, director, and shareholder of the Company in an aggregate amount of $268,138 and $165,595 for six months ended June 30, 2017 and 2016, respectively. Accounts receivable due from EOS Trading was $57,115 and $0 as of June 30, 2017 and December 31, 2016, respectively.

Related party other income

On February 24, 2017, the Company entered an agreement with EOS Trading to assist EOS Trading to design and develop a customer management and sales integration system. As of June 30, 2017, the service has been fully rendered and the Company recognized other income of NT$1,780,000, equivalent $58,122, accounting for a one-time service fee, net of cost incurred for the six months ended June 30, 2017.

Due to shareholders

The Company has advanced funds from one of its directors and shareholder for working capital purposes. As of June 30, 2017 and December 31, 2016, there were $330,665 and $263,879 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

Note 3. INCOME TAXES

United States

EOS, Inc. is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. The applicable income tax rate for the Company was 34% for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the Company had net operating loss carry forwards of approximately $368,321 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100 % valuation allowance has offset deferred tax asset resulting from the net operating losses.

Taiwan

The Taiwan Income Tax Act (ITA) generally imposes a unified enterprise income tax rate of 17% on all enterprises with taxable income greater than approximately $3,900 (NT$120,000). The subsidiary of EOS Inc. is incorporated under the laws of Taiwan. No income tax liabilities existed as of June 30, 2017 and December 31, 2016 due to the Company’s continuing operating losses.

Provision for income tax consists of the following:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2017	June 30, 2016
Current
U.S.	$-	$-
Taiwan	-	-

Deferred
U.S.
Deferred tax assets for NOL carryforwards	(21,263)	(45,218)
Valuation allowance	21,263	45,218
Net changes in deferred income tax under non-current portion	-	-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2017	2016

U.S. statutory income tax rate	34	34
Foreign statutory income tax rate difference	(17)	(17)
Changes in valuation allowance	(17)	(17)
Effective income tax rate	0	0

Significant components of the Company’s deferred taxes as of June 30, 2017 and December 31 2016 were as follows:

	June 30,	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$125,230	$103,967
Less: Valuation allowance	(125,230)	(103,967)
Deferred tax assets, net	$-	$-

Note 4. COMMITMENT

Operating lease commitments consist of leases for office space and copy machines under various operating lease agreements which expire in December 2019. Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms.

Future minimum lease payments under the operating leases are summarized as follows:

June 30,	Amount
2018	$6,067
2019	842
2020	421
Total	7,330

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

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Net sales was $259,233 for the three months ended June 30, 2017, an increase of $217,847, or 526.38%, from $41,386 for the three months ended June 30, 2016. The increase was primarily due to the increase in sales of nutrition supplements to our related party customer.

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities as well as fees for professional services. General and administrative expenses were $110,353 for the three months ended June 30, 2017, an increase of $43,400, or 64.82%, as compared to $66,953 for the three months ended June 30, 2016. The increase was primarily attributable to an increase in accounting, legal and professional fees in a total of $53,643, partially offset by the decrease of payroll expenses of $5,038, the decrease in traveling expenses of $7,382, and the decrease in advertising expenses of $7,810 for the three months ended June 30, 2017.

Other income (expense) was $56,982 for the three months ended June 30, 2017, an increase of $57,802, or 7049.02%, from $(820) for the three months ended June 30, 2016. The increase was mainly attributable a one-time service fee of $58,122 charged to our related party during the three months ended June 30, 2017.

As a result of the above factors, our net income was $145,475 for the three months ended June 30, 2017, as compared to a net loss of $33,359 for the three months ended June 30, 2016, representing an increase of $178,834, or 536.09%.

Six months ended June 30, 2017 and 2016

Net sales was $283,906 for the six months ended June 30, 2017, an increase of $118,311, or 71.45%, from $165,595 for the six months ended June 30, 2016. The increase was primarily due to the increase in sales of nutrition supplements to our related party customer.

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities as well as fees for professional services. Our general and administrative expenses were $171,819 for the six months ended June 30, 2017, a decrease of $77,324 or (31.04)%, as compared to $249,143 for the six months ended June 30, 2016. The decrease in general and administrative expenses was primarily attributable to the decrease in payroll expenses of $11,694, the decrease in advertising expenses of $15,658, and the decrease in legal and professional fees of $50,800 for the six months ended June 30, 2017.

Other income (expense) was $59,153 for the six months ended June 30, 2017, an increase of $61,435, or 2692.16%, from $(2,282) for the six months ended June 30, 2016. The increase was mainly attributable a one-time service fee of $58,122 charged to our related party during the six months ended June 30, 2017.

As a result of the above factors, our net income was $105,343 for the six months ended June 30, 2017, as compared to a net loss of $153,467 for the six months ended June 30, 2016, representing an increase of $258,810, or 168.64%.

Liquidity and Capital Resources

Cash and cash equivalents were $15,096 at June 30, 2017, and $42,086 at December 31, 2016. Our total current assets were $171,994 at June 30, 2017, as compared to $50,316 at December 31, 2016. Our total current liabilities were $358,095 at June 30, 2017, as compared to $325,543 at December 31, 2016.

We had negative working capital of $186,101 at June 30, 2017, compared to negative working capital of $275,227 at December 31, 2016. The decrease in negative working capital was primarily due to an increase in accounts receivable of $118,712 and advance of suppliers of $35,298, partially offset by the increase in accounts payable of $15,474 and amounts due to shareholders of $66,786.

Net cash provided by operating activities was $8,784 during the six months ended June 30, 2017. Net cash used in operating activities was $20,978 for the six months ended June 30, 2016. The increase in net cash provided by operating activities was primarily due to the increases in net income and accounts payable, partially offset by the increase in accounts receivable and advance to suppliers and the decrease in advance from customers for the six months ended June 30, 2017.

Net cash used in investing activities was $35,668 during the six months ended June 30, 2017, as compared to $3,608 for the six months ended June 30, 2016. The increase in net cash used in investing activities primarily because we acquired all issued and outstanding shares of one of our subsidiaries in Taiwan in consideration of $30,562 in cash during the six months ended June 30, 2017.

Net cash provided by financing activities was $0 for the six months ended June 30, 2017, as compared to $100,000 for the six months ended June 30, 2016. The decrease was because we did not issue any new common stock shares during the six months ended June 30, 2017.

Net change in cash and cash equivalents was a decrease of $26,990 for the six months ended June 30, 2017, as compared to an increase of $74,348 for the six months ended June 30, 2016. The decrease was mainly due to the acquisition of our subsidiary equity interest and no newly issued common stock shares for the six months ended June 30, 2017.

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

Exhibit No.	Description

10.1	Share Purchase and Sale Agreement between EOS Inc. and Yang Yu Cheng dated as of May 3, 2017 incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on May 5, 2017

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOS Inc.

Date: August 14, 2017	By:	/s/ He-Siang Yang
He-Siang Yang
Principal Executive Officer, Principal Financial Officer, President and Chairman of the Board

