Form 10-Q
period 2017-09-30
EOS INC.
filed 2017-11-13
CIK 1651958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

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

The number of shares of registrant’s common stock outstanding, as of November 10, 2017, is 64,122,997.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FINANCIAL STATEMENT SCHEDULES

EOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$8,740	$42,086
Account receivable	83,481	-
Accounts receivable – related parties	130,528	-
Inventory	3,492	1,919
Advance to suppliers	40,989	-
Prepaid expenses	4,995	6,311
Total current assets	272,225	50,316

Property and Equipment, net	7,737	3,180
Security deposit	7,663	2,544
Total Assets	$287,625	$56,040

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	10,023	2,778
Accrued expenses	16,070	24,089
Due to shareholders	304,392	263,879
Advance from customers	-	34,797
Total current liabilities	330,485	325,543

Total liabilities	330,485	325,543

Stockholders’ Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 64,122,997 shares issued and outstanding	64,123	64,123
Additional paid-in capital	90,000	90,000
Accumulated deficit	(191,551)	(424,166)
Accumulated other comprehensive income (loss)	(5,432)	540
Total stockholders’ equity(deficit)	(42,860)	(269,503)

Total Liabilities and Stockholders’ Equity	$287,625	$56,040

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,		FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2017	2016	2017	2016

Net Sales:
Net sales	$109,590	$-	$93,822	$-
Net sales to related parties	446,778	273,407	178,640	107,812
Total	556,368	273,407	272,462	107,812

Cost of sales	127,571	126,974	61,674	59,337

Gross profit	428,797	146,433	210,788	48,475

Selling, general and administrative expenses	256,401	331,686	84,582	82,543

Income (loss) from operations	172,396	(185,253)	126,206	(34,068)

Other income (expenses)
Interest income	14	47	-	-
Other income – related party	59,460	-	1,338	-
Gain (loss) on foreign currency exchange	744	(4,279)	(273)	(1,950)
Total other income	60,218	(4,232)	1,065	(1,950)

Income (loss) before provision for income taxes	232,614	(189,485)	127,271	(36,018)

Provision for income taxes	-	-	-	-

Net Income (loss)	$232,614	$(189,485)	$127,271	$(36,018)

Weighted average number of common shares:
Basic and diluted	64,122,997	62,152,194	64,122,997	64,122,997

Net income (loss) per share:
Basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

Other Comprehensive Income (loss):
Net income (loss)	$232,614	$(189,485)	$127,271	$(36,018)
Foreign currency translation adjustment, net of tax	(5,972)	(898)	221	(827)
Comprehensive (Loss) Income	$226,642	$(190,383)	$127,492	$(36,845)

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$232,614	$(189,485)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	769	259
Foreign currency exchange (gain) loss	(744)	-
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(212,074)	(3,038)
Decrease (Increase) in inventory	(1,434)	46,127
Decrease (Increase) in advance to suppliers	(40,761)	(449)
Decrease (Increase) in prepaid expense and other assets	1,735	(3,153)
Decrease (Increase) in security deposits	(4,918)	(2,636)
Increase (decrease) in accounts payable	(6,447)	(32,020)
Increase (decrease) in accrued expenses	4,750	22,221
Increase (decrease) in advance from customers	(36,966)	-
Increase (decrease) in due to shareholders	66,982	82,636
Net cash provided by (used in) operating activities	3,506	(79,538)

Cash flows from investing activities
Purchase of equipment	(5,086)	(3,717)
Acquisition of subsidiary equity interest	(30,562)	-
Net cash used in investing activities	(35,648)	(3,717)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	100,000
Net cash provided by financing activities	-	100,000

Effect of exchange rate changes on cash and cash equivalents	(1,204)	(889)
Net increase (decrease) in cash and cash equivalents	(33,346)	15,856

Cash and Cash Equivalents
Beginning	42,086	58,424
Ending	$8,740	$74,280
Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDAED FINANCIAL STATEMENTS SEPTEMBER 30, 2017

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

Going Concern

These unaudited consolidated financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying unaudited consolidated financial statements, the Company had accumulated deficit of $191,551 and $424,166 as of September 30, 2017 and December 31, 2016, respectively.

The Company faces all the risks common to companies at development stage, including capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s losses raise substantial doubt about its ability to continue as a going concern. The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

The Company is currently addressing its liquidity issue by continually seeking investment capital through private placements of common stock and debt. The Company believes its current and future plans enable it to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts which may differ from those in the accompanying consolidated financial statements.

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

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally is five years. Depreciation expense is $769 and $259 for the nine months ended September 30, 2017 and 2016, respectively.

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $50 and $23,953 for the nine months ended September 30, 2017 and 2016, respectively.

Post-retirement and post-employment benefits

The Company’s subsidiaries adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $4,173 and $1,993 for the nine months ended September 30, 2017 and 2016, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. At September 30, 2017 and December 31, 2016, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Translation Adjustment

The accounts of the Company’s subsidiaries were maintained, and their financial statements were expressed, in New Taiwan Dollar (“NTD”). Such financial statements were translated into U.S. Dollars (“$” or “USD”) in accordance ASC 830, “Foreign Currency Matters”, with the NTD as the functional currency. According to the Statement, all assets and liabilities are translated at the current exchange rate, Equity’s deficit are translated at the historical rates and income statement items are translated at an average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income as a component of Equity’s deficit.

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

Subsequent events

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of September 30, 2017 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Note 2. RELATED PARTY TRANSACTIONS

Related party sales

(1)	The Company had sales to EOS Trading Co., Ltd., (“EOS Trading”), a Hong Kong company owned by the officer, director, and shareholder of the Company in an aggregate amount of $369,849 and $273,407 for nine months ended September 30, 2017 and 2016, respectively. Accounts receivable due from EOS Trading was $73,233 and $0 as of September 30, 2017 and December 31, 2016, respectively.

(2)

The Company had sales to Able Vision Ltd., (“ABLE Vision”), a Seychelles company owned by one of shareholders of the Company in an aggregate amount of $76,929 and $0 for nine months ended September 30, 2017 and 2016, respectively. Accounts receivable due from ABLE Vision was $57,295 and $0 as of September 30, 2017 and December 31, 2016, respectively.

Related party other income

On February 24, 2017, the Company entered an agreement with EOS Trading to assist EOS Trading to design and develop a customer management and sales integration system. As of September 30, 2017, the service has been fully rendered and the Company recognized other income of NT$1,780,000, equivalent $59,460, accounting for a one-time service fee, net of cost incurred for the nine months ended September 30, 2017.

Due to shareholders

The Company has advanced funds from one of its directors and shareholder for working capital purposes. As of September 30, 2017 and December 31, 2016, there were $304,392 and $263,879 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

Note 3. INCOME TAXES

United States

EOS, Inc. is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. The applicable income tax rate for the Company was 34% for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the Company had net operating loss carry forwards of approximately $382,343 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100 % valuation allowance has offset deferred tax asset resulting from the net operating losses.

Taiwan

The Taiwan Income Tax Act (ITA) generally imposes a unified enterprise income tax rate of 17% on all enterprises with taxable income greater than approximately $3,900 (NT$120,000). The subsidiary of EOS Inc. is incorporated under the laws of Taiwan. No income tax liabilities existed as of September 30, 2017 and December 31, 2016 due to the Company’s continuing operating losses.

Provision for income tax consists of the following:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2017	September 30, 2016
Current
U.S.	$-	$-
Taiwan	-	-

Deferred
U.S.
Deferred tax assets for NOL carryforwards	(26,030)	(49,225)
Valuation allowance	26,030	49,225
Net changes in deferred income tax under non-current portion	-	-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2017	2016

U.S. statutory income tax rate	34	34
Foreign statutory income tax rate difference	(17)	(17)
Changes in valuation allowance	(17)	(17)
Effective income tax rate	0	0

Significant components of the Company’s deferred taxes as of September 30, 2017 and December 31 2016 were as follows:

	September 30,	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$129,997	$103,967
Less: Valuation allowance	(129,997)	(103,967)
Deferred tax assets, net	$-	$-

Note 4. COMMITMENT

Operating lease commitments consist of leases for office space and copy machines under various operating lease agreements which expire in December 2019. Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms.

Future minimum lease payments under the operating leases are summarized as follows:

As of September 30,	Amount
2018	$10,642
2019	806
2020	201
Total	11,649

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

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Net revenue was $272,462 for the three months ended September 30, 2017, representing an increase of $164,650, or 152.72%, as compared to $107,812 for the three months ended September 30, 2016. The increase was primarily due to the increase in sales of nutrition supplements and skin care products.

Cost of sales was $61,674 for the three months ended September 30, 2017, representing an increase of $2,337, or 3.94%, as compared to $59,337 for the three months ended September 30, 2016. The increase was mainly attributable to the increase in sales.

Gross profit was $210,788 for the three months ended September 30, 2017, compared to $48,475 for the same period in 2016. Gross profit as a percentage of net sales was approximately 77% in the third quarter of 2017, compared to approximately 45% in the same period in 2016. The change in gross profit margin is due to more skin care products with higher yield margin sold during the three months ended September 30, 2017.

Selling, general and administrative expenses consist primarily of export expense, compensation and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $84,582 for the three months ended September 30, 2017, an increase of $2,039, or 2.47%, as compared to $82,543 for the three months ended September 30, 2016, which was not considered a substantial change.

Other income (expense) was $1,065 for the three months ended September 30, 2017, an increase of $3,015, or 154.62%, from $(1,950) for the three months ended September 30, 2016. The increase was mainly attributable to service fees of $1,338 charged to our related party during the three months ended September 30, 2017.

As a result of the above factors, our net income was $127,271 for the three months ended September 30, 2017, as compared to a net loss of $36,018 for the three months ended September 30, 2016, representing an increase of $163,289, or 453.35%.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Net revenue was $556,368 for the nine months ended September 30, 2017, representing an increase of $282,961, or 103.49%, as compared to $273,407 for the nine months ended September 30, 2016. The increase was primarily due to the increase in sales of nutrition supplements and skin care products.

Cost of sales was $127,571 for the nine months ended September 30, 2017, representing an increase of $597, or 0.47%, as compared to $126,974 for the nine months ended September 30, 2016, which was not considered a substantial change.

Gross profit was $428,797 for the nine months ended September 30, 2017, compared to $146,433 for the nine months ended September 30, 2016. Gross profit as a percentage of net sales was approximately 77% for the nine months ended September 30, 2017, compared to approximately 54% in the same period in 2016. The change in gross profit margin was due to more skin care products with higher yield margin sold during the nine months ended September 30, 2017.

Selling, general and administrative expenses consist primarily of export expense, compensation and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $256,401 for the nine months ended September 30, 2017, a decrease of $75,285, or 22.70%, as compared to $331,686 for the nine months ended September 30, 2016. The decrease in selling, general and administrative expenses was mainly due to the decrease in payroll expenses by $35,223 and the decrease in advertising expenses by $25,370 during the nine months ended September 30, 2017.

Other income (expense) was $60,218 for the nine months ended September 30, 2017, an increase of $64,450, or 1522.92%, from $(4,232) for the nine months ended September 30, 2016. The increase was mainly attributable to service fee of $59,460 charged to our related party and an increased gain on foreign currency exchange during the nine months ended September 30, 2017.

As a result of the above factors, our net income was $232,614 for the nine months ended September 30, 2017, as compared to a net loss of $189,485 for the nine months ended September 30, 2016, representing an increase of $422,099, or 222.76%.

Liquidity and Capital Resources

Cash and cash equivalents were $8,740 at September 30, 2017, and $42,086 at December 31, 2016. Our total current assets were $272,225 at September 30, 2017, as compared to $50,316 at December 31, 2016. Our total current liabilities were $330,485 at September 30, 2017, as compared to $325,543 at December 31, 2016.

We had negative working capital of $58,260 at September 30, 2017, compared to negative working capital of $275,227 at December 31, 2016. The decrease in negative working capital was primarily due to the increases in account receivable and advance to suppliers.

Net cash provided by operating activities was $3,506 during the nine months ended September 30, 2017, as compared to net cash used in operating activities $79,538 for the nine months ended September 30, 2016. The increase in net cash provided by operating activities was primary attributable to the increase in net income.

Net cash used in investing activities was $35,648 during the nine months ended September 30, 2017, as compared to $3,717 for the nine months ended September 30, 2016. The increase in net cash used in investing activities primarily because we acquired all issued and outstanding shares of one of our subsidiaries in Taiwan in consideration of $30,562 in cash during the nine months ended September 30, 2017.

Net cash provided by financing activities was $0 for the nine months ended September 30, 2017, as compared to $100,000 for nine months ended September 30, 2016. The decrease in net cash provided by financing activities was because we did not issue any new common stock shares during the nine months ended September 30, 2017.

Net change in cash and cash equivalents was a decrease of $33,346 for the nine months ended September 30, 2017. Net change in cash and cash equivalents was an increase of $15,856 for the nine months ended September 30, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOS Inc.

Date: November 13, 2017	By:	/s/ He-Siang Yang
He-Siang Yang
Principal Executive Officer, Principal Financial Officer, President and Chairman of the Board

