Form 10-K/A
period 2016-12-31
EOS INC.
filed 2018-02-12
CIK 1651958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/Amendment No. 1

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

Explanatory Note

We are filing this Amendment No. 1 to our annual report on Form 10-K (“Amended Report”) to amend certain disclosures in the Form 10-K filed with the SEC on April 14, 2017 (“Original Report”). The only changes made to Original Report are the following item: Item 9A Controls and Procedures, Management’s Report of Internal Control over Financial Reporting (“Revised Item”). The Revised Item is filed herewith in this Amended Report in its entirety.

This Amended Report may not reflect events occurring after the filing of the Original Report, nor does it modify or update those disclosures in the items not described in the above paragraph of this Explanatory Note. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Report of Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission issued in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

EOS Inc.

Dated: February 12, 2018	By:	/s/ He-Siang Yang
He-Siang Yang
Principal Executive Officer, Principal Financial Officer, President and Chairman of the Board

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

EOS Inc.

By:	/s/ He-Siang Yang	Date: February 12, 2018
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