Form 10-K
period 2017-12-31
EOS INC.
filed 2018-04-04
CIK 1651958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Copies of all communications to:
Joan Wu Esq.
Hunter Taubman Fischer & Li, LLC

1450 Broadway, Floor 26
New York, NY 10018 Phone: (212) 530-2208
Fax: (212) 202-6380

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging Growth Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: approximately $36million .

The number of shares of registrant’s common stock outstanding, as of April 2, 2018 was 64,122,997.

PART I

Item 1. Business.

Description of Business

General Information

Organizational Structure

EOS Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the State of Nevada on April 3, 2015.

On or about November 18, 2016, the Company caused to be formed EOS INC. TAIWAN BRANCH, a Taiwanese corporation (“EITB”). To date, EITB has no shareholders.

During the year ended December 31, 2017, the Company paid the expenses of EITB, and the amount of those expenses is $6,290. Additionally, the Company will continue to pay the expenses of EITB.

The principal executive office of EITB is located at Room 519, 5F, No. 372, Linsen N. Road, Zhongshan District, Taipei City, 104, Taiwan (Republic of China). The Company reimburses EITB for the rent for that office, the average amount of which is approximately $370 per month.

Yu-Cheng Yang, shareholder is the sole director of EITB.

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

Yu-Hsiang Chia currently serves as the officer and director of Emperor Star. Mr. Chia, also, holds 2,700,000 shares of the Company’s common stock.

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

Effective May 3, 2017, we entered into a definitive agreement under which EOS acquired all issued and outstanding shares of Emperor Star International Trade Co., Ltd. (“Emperor Star”), a Taiwanese corporation. The acquisition was carried out in accordance with a Share Purchase and Sale Agreement dated May 3, 2017 (the “Purchase Agreement”) among our company and Mr. Yang Yu Cheng in consideration of USD$30,562 in cash. Upon consummation of the Purchase, the Company has assumed the business of Emperor Star and ceased to be a shell company.

Emperor Star was incorporated in Taiwan in November 2015. The company distributes highly innovative personal care products and ecologically friendly cleaning products in Taiwan with plans to expand distribution to China, Malaysia, and Thailand. Emperor Star’s product line includes anti-aging products that address the key signs of aging to reinvigorate and provide youthful energy and nutrition supplements. The company also distributes a line of ecologically friendly cleaning products that gently wash fruits and vegetables, laundry, dishes, and more.

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

Levo-C Serum – designed to diminish ultraviolet damage and even out overall skin tone. This product has a high concentrate L-ascorbic acid and can clarify skin, leaving it with a healthy glow.

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

Employees and Employment Agreements of the Company

We have no employee. Our President, He Siang Yang, who, currently, devotes 20 or more hours a week to our business, is responsible for the primary operation of our business. There is no employment or similar agreement between the Company and any of its employees, including Mr. Yang.

Employees and Employment Agreements of EITB

Currently, EITB has one employee. EITB’s branch manager, Yu-Hsiang Chia, currently devotes up to 4 hours per week to EITB.

Employees and Employment Agreements of Emperor Star

Currently, Emperor Star has nine employees. Emperor Star’s branch manager, Yu-Hsiang Chia, currently devotes up to 36 hours per week to Emperor Star.

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

Item 1A. Risk Factors.

As an “emerging growth company” under the Jumpstart our Business Startups Act (JOBS Act), we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

For as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We will remain an “emerging growth company” for up to five years, or until the earliest of: (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Act of 1934, which would occur if the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Notwithstanding the above, we are also currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, nor a majority-owned subsidiary of a parent company that is not a smaller reporting company, and has a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. If we are still considered a “smaller reporting company” at such time as we cease to be an “emerging growth company,” we will be subject to increased disclosure requirements. However, the disclosure requirements will still be less than they would be if we were not considered either an “emerging growth company” or a “smaller reporting company.” Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings ; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in its SEC filings due to its status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real property. Our business is presently operated from offices provided by one of our directors, Yu Cheng Yang at Room 519, 5F, No. 372, Linsen N. Road, Zhongshan District, Taipei City, 104, Taiwan (Republic of China), Mr. Yang provides those offices free of charge and pursuant to an oral license agreement. We consider our current office arrangement adequate and will reassess our needs based upon the future growth of the Company. EITB shares those offices with the Company and pays $370 a month. We reimburse EITB that amount.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the OTCQB under the symbol “EOSS.” There has not been any significant trading to date in the Company’s common stock. The table below presents the high and low bid for our common stock for each quarter for the years ended December 31, 2017 and 2016. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	High	Low
Year ended December 31, 2017
1st Quarter	$4.30	$4.30
2nd Quarter	$1.80	$1.80
3rd Quarter	$1.70	$1.53
4th Quarter	$1.40	$1.40

Year ended December 31, 2016
1st Quarter	N/A	N/A
2nd Quarter	N/A	N/A
3rd Quarter	N/A	N/A
4th Quarter	$0.01	$0.01

There were approximately 150 holders of record of our common stock as of April 2, 2018.

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

We paid no dividends on our common stock in 2017. We do not have a policy of paying regular dividends and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors and will depend on business conditions, our financial earnings and other factors.

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

None.

Item 6. Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Some of the statements contained in this Form 10-K that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

During the year ended December 31, 2017, the Company paid the expenses of EITB, and the amount of those expenses is $6,290. Additionally, the Company will continue to pay the expenses of EITB.

The principal executive office of EITB is located at Room 519, 5F, No. 372, Linsen N. Road, Zhongshan District, Taipei City, 104, Taiwan (Republic of China). The Company reimburses EITB for the rent for that office, the average amount of which is $370 per month.

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

Yu-Hsiang Chia currently serves as the officer and director of Emperor Star. Mr. Chia, also, holds 2,700,000 shares of the Company’s common stock.

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

Effective May 3, 2017, we entered into a definitive agreement under which EOS acquired all issued and outstanding shares of Emperor Star International Trade Co., Ltd. (“Emperor Star”), a Taiwanese corporation. The acquisition was carried out in accordance with a Share Purchase and Sale Agreement dated May 3, 2017 (the “Purchase Agreement”) among our company and Mr. Yang Yu Cheng in consideration of USD$30,562 in cash. Upon consummation of the Purchase, the Company has assumed the business of Emperor Star and ceased to be a shell company.

Emperor Star was incorporated in Taiwan in November 2015. The company distributes highly innovative personal care products and ecologically friendly cleaning products in Taiwan with plans to expand distribution to China, Malaysia, and Thailand. Emperor Star’s product line includes anti-aging products that address the key signs of aging to reinvigorate and provide youthful energy and nutrition supplements. The company also distributes a line of ecologically friendly cleaning products that gently wash fruits and vegetables, laundry, dishes, and more.

Critical Accounting Policies and Estimates

Principles of Consolidation

The accompanying unaudited consolidated financial statements, including the accounts of EOS Inc. and its wholly owned subsidiaries in Taiwan, have been prepared in conformity with accounting principles generally accepted in the United States of America. Since the Company and Emperor Star are entities under Mr. Yu Cheng Yang’s common control prior to the acquisition of Emperor Star, the transaction is accounted for as a restructuring transaction. All the assets and liabilities of Emperor Star were transferred to the Company at their respective carrying amounts on the date of transaction. The Company has recast prior period financial statements to reflect the conveyance of Emperor Star’s common shares as if the restructuring transaction had occurred as of the earliest date of the financial statements. All material intercompany accounts, transactions, and profits have been eliminated in consolidation. The nature of and effects on earnings per share (EPS) of nonrecurring intra-entity transactions involving long-term assets and liabilities is not required to be eliminated and EPS amounts have been recast to include the earnings (or losses) of the transferred net assets.

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

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally is five years. Depreciation expense is $1,143 and $410 for the years ended December 31, 2017 and 2016, respectively.

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

Revenue Recognition

Revenues are recognized when products are shipped to customers, both title and the risks of ownership are transferred, and the collectability of accounts receivable can be reasonably assured. The Company’s standard shipping term is Free on Board (FOB) - shipping point. Usually no sales returns, discounts or other allowances are provided to customers. Shipping and handling charges to customers are included in net sales. Shipping and handling charges incurred by the Company are included in selling, general and administrative expenses.

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $50 and $32,038 for the years ended December 31, 2017 and 2016, respectively.

Post-retirement and post-employment benefits

The Company’s subsidiaries adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $1,629 and $1,863 for the years ended December 31, 2017 and 2016, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Fair Value Measurements

FASB ASC 820, “Fair Value Measurements” defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measure its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

•

Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

•

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 – Valuations based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, inventory, advance to suppliers, prepaid expenses, accounts payable, accrued expenses, and due to shareholders, approximate fair value due to their relatively short maturities.

Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. At December 31, 2017 and 2016, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash. The Company places its cash and temporary cash investments in high quality credit institutions, but these investments may be in excess of Taiwan Central Deposit Insurance Corporation’s insurance limits. The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. The Company performs ongoing credit evaluations of its customers and generally does not require collateral, but does require advance deposits on certain transactions.

Customers: The Company performs ongoing credit evaluations of its customers’ financial condition and generally, requires no collateral. For the year ended December 31, 2017, four customers accounted for more than 10% of the Company’s total revenues, represented approximately 99.8% of its total revenues, and 100% of accounts receivable in aggregate at December 31, 2017.

Customer	Net Sales for the year 2017		A/R balance as of December 31, 2017
A	$582,973	*	$561,978
B	$371,043	*	$-
C	$365,815	*	$224,203
D	$186,266	*	$-

                      ____________

*Related party transactions (See Note 2).

For the year ended December 31, 2016, only one customer accounted for more than 10% of the Company’s total revenues, represented 100% of its total revenues, and 0% of accounts receivable in aggregate at December 31, 2016.

Customer	Net Sales for the year 2016		A/R balance as of December 31, 2016
A	$281,111	*	$-
                              ____________

*Related party transactions (See Note 2).

Suppliers: The Company’s inventory is purchased from various suppliers. For the year ended December 31, 2017, three suppliers who accounted for more than 10% of the Company’s total net purchase, representing approximately 45%, 33%, and 17% of total net purchase, and 0% , 92%, and 0% of accounts payable in aggregate at December 31, 2017, respectively:

Supplier	Net Purchase for the year 2017	Accounts payable balance as of December 31, 2017
A	$123,878	$-
B	$92,046	$34,221
C	$45,941	$-

For the year ended December 31, 2016, five suppliers who accounted for more than 10% of the Company’s total net purchase, representing approximately 18%, 18%, 16%, 15%, and 15% of total net purchase, and 0% of accounts payable in aggregate at December 31, 2016, respectively:

Supplier	Purchase for the year 2016	Accounts payable balance as of December 31, 2016
A	$15,081	$-
B	$14,938	$-
C	$13,498	$-
D	$12,722	$-
E	$12,456	$-

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The core principle of the ASU is that a lessee should recognize the assets and liabilities that arise from its leases other than those that meet the definition of a short-term lease. The ASU requires extensive qualitative and quantitative disclosures, including with respect to significant judgments made by management. Subsequently, the FASB issued ASU No. 2017-13, in September 2017 and ASU No. 2018-01, in January 2018, which amends and clarifies ASU 2016-02. The ASU will be effective for the Company beginning January 1, 2019, including interim periods in the fiscal year 2019. Early adoption is permitted. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) . In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing . In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting . In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. ASU 2016-10 clarifies the following two aspects of ASU 2014-09: identifying performance obligations and licensing implementation guidance. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for consideration given by a vendor to a customer, as well as accounting for shipping and handling fees and freight services. ASU 2016-12 provides clarification to Topic 606 on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition. ASU 2016-12 clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption. Additionally, ASU 2016-20 clarifies certain narrow aspects within Topic 606 including its scope, contract cost accounting, and disclosures. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the overall impact that ASU 2014-09 and its related amendments will have on the Company’s financial statements.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. The Company is continuing to gather additional information to determine the final impact.

Results of Operations

The following presents the consolidated results of the Company for the years ended December 31, 2017 and December 31, 2016.

Net Revenue:

Net revenue was $1,509,880 for the year ended December 31, 2017, representing an increase of $1,228,769, or 437.11%, as compared to $281,111 for the year ended December 31, 2016. The increase was primarily due to the increase in sales of nutrition supplements and skin care products.

Cost of Sales:

Cost of sales was $277,707 for the year ended December 31, 2017, representing an increase of $146,475, or 111.61%, as compared to $131,232 for the year ended December 31, 2016. The increase was mainly due to the increase in sales.

Gross Profit:

Gross Profit was $1,232,173 for the year ended December 31, 2017, compared to $149,879 for the year ended December 31, 2016. Gross profit as a percentage of net sales was approximately 81.60% for the year ended December 31, 2017, compared to approximately 53.31% in the same period in 2016. The change in gross profit margin was due to more skin care products with higher yield margin sold during the year ended December 31, 2017.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses has decreased to $351,040 for the year ended December 31, 2017, representing a 12.51% decrease, compared to $401,273 for the year ended December 31, 2016. The decrease in selling, general and administrative expenses was mainly attributable to the decrease in payroll expenses and advertising expenses.

Income (Loss) from Operations:

Income (loss) from operations was $881,133 for the year ended December 31, 2017 compared to $(251,394) for the year ended December 31, 2016. Such increase was primarily due to the increase in sales of higher yield margin skin care products and the decrease in selling and general and administrative expenses.

Other Income (expenses):

Other income (expenses) was $49,547 for the year ended December 31, 2017, a 913.71% increase, as compared to $(6,089) for the year ended December 31, 2016. The increase was primarily attributable to the increase in other income for service fees due from related parties of $60,138, partially offset by the increase in loss on foreign currency exchange.

Net Income (Loss):

As a result of the above factors, we had net income of $890,972 for the year ended December 31, 2017 as compared to $(257,483) for the year ended December 31, 2016, representing an increase of $1,148,455 or 446.03%.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents. Our cash and cash equivalent at December 31, 2017 and December 31, 2016 were $24,610 and $42,086, respectively.

Net cash flow from operating activities in the year ended December 31, 2017 and in the year ended December 31, 2016 was $15,788 and $(112,652), respectively. Net cash flow provided by operating activities in the year ended December 31, 2017 was mainly due to our net income of $890,972 and the increase in accounts payable and income tax payable, partially offset by the increase in accounts receivable, prepaid expenses and the decrease in advance from customers and due to related parties.

Net cash used in investing activities was $35,664 during the year ended December 31, 2017, as compared to $3,607 for the year ended December 31, 2016. The increase in net cash used in investing activities primarily because we acquired all issued and outstanding shares of one of our subsidiaries in Taiwan in consideration of $30,562 in cash during the year ended December 31, 2017.

Net cash flow provided by financing activities in the year ended December 31, 2017 and in the year ended December 31, 2016 was $0 and $100,000, respectively. The cash flow provided by financing activity was from the cash proceeds from the sale of our common stock.

Capital Expenditures

Total capital expenditures during the year ended December 31, 2017, and the year ended December 31, 2016 were $5,102 and $3,607, respectively.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2017.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Report of Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission issued in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Director and Executive Officer of the Company

Name	Age	Position

He Siang Yang	64	President, Secretary, Treasurer and Director(1)
Yu Cheng Yang	36	Director(2)
Lai Chen Kwok	72	Director(3)

__________

(1)Mr. Yang will serve as a director until the next annual shareholder meeting.

(2)Mr. Yang will serve as a director until the next annual shareholder meeting.

(3)Mr. Kwok will serve as a director until the next annual shareholder meeting

The term of office of each director of the Company ends at the next annual meeting of the Company’s stockholders or when such director’s successor is elected and qualifies. No date for the next annual meeting of stockholders is specified in the Company’s Bylaws or has been fixed by the Board of Directors. The term of office of each officer of the Company ends at the next annual meeting of the Company’s Board of Directors, expected to occur immediately after the next annual meeting of stockholders, or when such officer’s successor is elected and qualifies.

Background of Executive Officer and Director of the Company

The following information sets forth the background and business experience of our director and executive officer.

He Siang Yang, President, Secretary, Treasurer and Director

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

On April 3, 2017, Mr. Yang was appointed as the President, Secretary, Treasurer and Director of the Company.

Yu Cheng Yang, Director

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

In April, 2015, Mr. Yang became the President and sole director of the Company. On April 3, 2017, Mr. Yang resigned as President, Secretary and Treasurer of the Company. Mr. Yang is also the sole director of EITB.

Lai Chen Kwok

Mr. Kwok obtained a Bachelor of the Arts degree in English from the Overseas Chinese University, a private university in Taiwan.

From 2008 through 2015, Ms. Kwok served as a financial planner at Prudential Hong Kong Limited, a Hong Kong company primarily dealing in the insurance business.

On April 3, 2017, Mr. Kwok was appointed as a Director of the Company.

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

Directors and Executive Officers of Emperor Star

Name	Age	Position

Yu-Hsiang Chia	50	Branch Manager and Director

___________

(1) Mr. Chia will serve as a director until his replacement is appointed.

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

In June 2017, Mr. Chia became the branch manager of Emperor Star.

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

21

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

Directors Independence

Our Board of Directors is composed of three members, who do not qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market, as we do not participate in that market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the directors, not any of his or her family members has engaged in various types of business dealings with us. In addition, our Board of Directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. If our Board of Directors made these determinations, our Board of Directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

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

We are not aware of any securities transaction during the fiscal year ended December 31, 2017, or subsequent thereto what would require a filing pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.

Audit Committee Financial Expert

Our current directors act as our audit committee. The current directors are not independent. An informal search is under way to identify a suitable candidate for service on the Board of Directors as an independent director who would be qualified as an audit committee financial expert.

Audit Committee

We have not yet appointed an audit committee, and our directors currently act as our audit committee. At the present time, we believe that our directors are capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting. The Company, however, recognizes the importance of good corporate governance and intends to add additional directors to the Board of Directors and appoint an audit committee comprised entirely of independent directors, including at least one financial expert.

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

Item 11. Executive Compensation.

EXECUTIVE SUMMARY COMPENSATION TABLE BY THE COMPANY
Name and Principal Position	Year	Salary FY ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
He Siang Yang,
President, Secretary,
Treasurer, and Director(1)	2017	-	-	-	-	-	-	-	-

Yu Cheng Yang,	2017	-	-	-	-	-	-	-	-
Director(2)	2016	-	-	-	-	-	-	-	-

Lai Chen Kwok,
Director(3)	2017	-	-	-	-	-	-	-	-

_____________

(1) We have not entered into any employment agreements.

EXECUTIVE SUMMARY COMPENSATION TABLE BY EITB
Name and Principal Position	Year	Salary FY ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yu-Hsiang Chia,
Branch Manager	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of common stock beneficially owned as of April ☐, 2018 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares and the address of each person is c/o EOS Inc.

The Company
Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially owned (1)
Officers and directors as a group
Yu Cheng Yang	30,000,000	46.79%
He Siang Yang	10,000,000	15.60%
Lai Chen Kwok	900,500	1.40%
All officers and directors as a group (3 person)	40,900,500	63.79%
5% or more shareholders	-	-

Total	40,900,500	63.79%

Beneficial ownership percentages are calculated based on shares of common stock issued and outstanding and is based on a total of 64,122,997 shares of common stock that were issued and outstanding as of April 2, 2018. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 2, 2018. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

EITB

EITB does not have any shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our directors, are not “independent” for purposes of any securities market requirements.

The Company does not own any real property. Our business is presently operated from offices provided by one of our directors, Yu Cheng Yang at Room 519, 5F., No. 372, Linsen N. Road, Zhongshan District, Taipei City, 104, Taiwan (Republic of China), Mr. Yang provides those offices free of charge and pursuant to an oral license agreement. We consider our current office arrangement adequate and will reassess our needs based upon the future growth of the Company.

Yu-Hsiang Chia, the branch manager of EITB, owns 2,700,000 shares of the Company’s common stock.

Item 14. Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by KCCW Accountancy Corp.

Year Ended December 31, 2017

Audit Fees	$20,000

Tax Fees	1,000
All Other Fees	-
Total	$21,000

Audit Fees consist of fees billed for the annual audit of our consolidated financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2017, is compatible with maintaining the auditor’s independence.

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

EOS Inc.

Dated: April 3, 2018	By:	/s/ He-Siang Yang
He-Siang Yang
Principal Executive Officer Principal Financial Officer President and Chairman of the Board

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

EOS Inc.

Signature	Title	Date

/s/ He-Siang Yang	Principal Executive Officer, Principal Financial Officer	April 3, 2018
He-Siang Yang	President and Chairman of the Board

/s/ Yu Cheng Yang	Director	April 3, 2018
Yu Cheng Yang

/s/ Lai Chen Kwok	Director	April 3, 2018
Lai Chen Kwok

 FINANCIAL STATEMENT SCHEDULES

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of EOS Inc. and its subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheets of EOS Inc. and its subsidiary ( “the Company”) as of December 31, 2017 and 2016, the related statement of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016, in conformity with the U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2015.

Diamond Bar, California

March 26, 2018

KCCW Accountancy Corp.

3333 S Brea Canyon Rd. #206, Diamond Bar, CA 91765, USA

Tel: +1 909 348 7228 • Fax: +1 909 895 4155 • info@kccwcpa.com

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2017	2016
Assets
Current Assets
Cash and cash equivalents	$24,610	$42,086
Accounts receivable – related parties	786,181	-
Inventory	88	1,919
Advance to suppliers	4,150	-
Prepaid expenses	18,604	6,311
Total current assets	833,633	50,316

Property and equipment, net	7,536	3,180
Security deposit	7,842	2,544
Total Assets	$849,011	$56,040

Liabilities and Stockholders' Equity (deficit)

Current Liabilities
Accounts payable	37,248	2,778
Due to shareholders	97,573	263,879
Accrued expenses	44,677	24,089
Income tax payable	36,030	-
Advance from customers	-	34,797
Total current liabilities	215,528	325,543

Total Liabilities	215,528	325,543

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized,
64,122,997 shares issued and outstanding	64,123	64,123
Additional paid-in capital	90,000	90,000
Retained earnings (accumulated deficit)	466,806	(424,166)
Accumulated other comprehensive income	12,554	540
Total stockholders' equity(deficit)	633,483	(269,503)

Total Liabilities and Stockholders' Equity (Deficit)	$849,011	$56,040

 The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

Net Sales:
Net sales	$3,783	$-
Net sales - related parties	1,506,097	281,111
Total	1,509,880	281,111

Cost of sales	277,707	131,232
Gross profit	1,232,173	149,879

Selling, general and administrative expenses	351,040	401,273

Income (loss) from operations	881,133	(251,394)

Other income (expenses)
Interest income	41	78
Other income	24	-
Other income – related parties	60,138	-
Gain (loss) on foreign currency exchange	(10,656)	(6,167)
Total other income	49,547	(6,089)

Income (loss) before provision for income tax	930,680	(257,483)

Provision for income tax	39,708	-

Net Income (loss)	$890,972	$(257,483)

Comprehensive Income (Loss):
Net income (loss)	$890,972	$(257,483)
Foreign currency translation adjustment, net of tax	12,014	581
Comprehensive Income (Loss)	$902,986	$(256,902)

Net income (loss) per share:
Basic and diluted	$0.01	$(0.00)

Weighted average number of common shares:
Basic and diluted	64,122,997	62,670,942

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	income	Total
Balance at December 31, 2015	54,122,997	$54,123	$-	$(166,683)	$(41)	$(112,601)
Common stock issued for cash on February 24, 2016	10,000,000	10,000	90,000	-	-	100,000
Foreign currency translation adjustment	-	-	-	-	581	581
Net loss	-	-	-	(257,483)	-	(257,483)
Balance at December 31, 2016	64,122,997	$64,123	$90,000	$(424,166)	$540	$(269,503)
Foreign currency translation adjustment	-	-	-	-	12,014	12,014
Net Income	-	-	-	890,972	-	890,972
Balance at December 31, 2017	64,122,997	$64,123	$90,000	$466,806	$12,554	$633,483

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$890,972	$(257,483)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	1,143	410
Foreign currency exchange loss	10,656	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(777,143)	3,351
Decrease (increase) in inventory	1,959	46,911
Decrease (increase) in advance to suppliers	(4,046)	-
Decrease (increase) in prepaid expense and other assets	(11,412)	(3,374)
Decrease (increase) in security deposits	(4,934)	(2,558)
Increase (decrease) in accounts payable	33,354	(33,333)
Increase (decrease) in accrued expenses	19,125	14,813
Increase (decrease) in income tax payable	35,127	-
Increase (decrease) in advance from customers	(37,085)	34,985
Increase (decrease) in due to shareholders	(141,928)	83,626
Net cash provided by (used in) operating activities	15,788	(112,652)

Cash Flows from Investing Activities
Purchase of equipment	(5,102)	(3,607)
Acquisition of subsidiary equity interest	(30,562)	-
Net cash used in investing activities	(35,664)	(3,607)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	100,000
Net cash provided by financing activities	-	100,000

Effect of exchange rate changes on cash and cash equivalents	2,400	(79)
Net decrease in cash and cash equivalents	(17,476)	(16,338)

Cash and Cash Equivalents
Beginning	42,086	58,424
Ending	$24,610	$42,086
Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-
Income taxes	$1,528	$-

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDAED FINANCIAL STATEMENTS

Note 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

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

Principles of Consolidation

The accompanying unaudited consolidated financial statements, including the accounts of EOS Inc. and its wholly owned subsidiaries in Taiwan, have been prepared in conformity with accounting principles generally accepted in the United States of America. Since the Company and Emperor Star are entities under Mr. Yu Cheng Yang’s common control prior to the acquisition of Emperor Star, the transaction is accounted for as a restructuring transaction. All the assets and liabilities of Emperor Star were transferred to the Company at their respective carrying amounts on the date of transaction. The Company has recast prior period financial statements to reflect the conveyance of Emperor Star’s common shares as if the restructuring transaction had occurred as of the earliest date of the financial statements. All material intercompany accounts, transactions, and profits have been eliminated in consolidation. The nature of and effects on earnings per share (EPS) of nonrecurring intra-entity transactions involving long-term assets and liabilities is not required to be eliminated and EPS amounts have been recast to include the earnings (or losses) of the transferred net assets.

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

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally is five years. Depreciation expense is $1,143 and $410 for the years ended December 31, 2017 and 2016, respectively.

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

Revenue Recognition

Revenues are recognized when products are shipped to customers, both title and the risks of ownership are transferred, and the collectability of accounts receivable can be reasonably assured. The Company’s standard shipping term is Free on Board (FOB) - shipping point. Usually no sales returns, discounts or other allowances are provided to customers. Shipping and handling charges to customers are included in net sales. Shipping and handling charges incurred by the Company are included in selling, general and administrative expenses.

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $50 and $32,038 for the years ended December 31, 2017 and 2016, respectively.

Post-retirement and post-employment benefits

The Company’s subsidiaries adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $1,629 and $1,863 for the years ended December 31, 2017 and 2016, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Fair Value Measurements

FASB ASC 820, “Fair Value Measurements” defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measure its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

•

Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

•

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 – Valuations based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, inventory, advance to suppliers, prepaid expenses, accounts payable, accrued expenses, and due to shareholders, approximate fair value due to their relatively short maturities.

Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. At December 31, 2017 and 2016, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash. The Company places its cash and temporary cash investments in high quality credit institutions, but these investments may be in excess of Taiwan Central Deposit Insurance Corporation’s insurance limits. The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. The Company performs ongoing credit evaluations of its customers and generally does not require collateral, but does require advance deposits on certain transactions.

Customers: The Company performs ongoing credit evaluations of its customers’ financial condition and generally, requires no collateral. For the year ended December 31, 2017, four customers accounted for more than 10% of the Company’s total revenues, represented approximately 99.8% of its total revenues, and 100% of accounts receivable in aggregate at December 31, 2017.

Customer	Net Sales for the year 2017		A/R balance as of December 31, 2017
A	$582,973	*	$561,978
B	$371,043	*	$-
C	$365,815	*	$224,203
D	$186,266	*	$-

*Related party transactions (See Note 2).

For the year ended December 31, 2016, only one customer accounted for more than 10% of the Company’s total revenues, represented 100% of its total revenues, and 0% of accounts receivable in aggregate at December 31, 2016.

Customer	Net Sales for the year 2016		A/R balance as of December 31, 2016
A	$281,111	*	$-

*Related party transactions (See Note 2).

Suppliers: The Company’s inventory is purchased from various suppliers. For the year ended December 31, 2017, three suppliers who accounted for more than 10% of the Company’s total net purchase, representing approximately 45%, 33%, and 17% of total net purchase, and 0% , 92%, and 0% of accounts payable in aggregate at December 31, 2017, respectively:

Supplier	Net Purchase for the year 2017	Accounts payable balance as of December 31, 2017
A	$123,878	$-
B	$92,046	$34,221
C	$45,941	$-

For the year ended December 31, 2016, five suppliers who accounted for more than 10% of the Company’s total net purchase, representing approximately 18%, 18%, 16%, 15%, and 15% of total net purchase, and 0% of accounts payable in aggregate at December 31, 2016, respectively:

Supplier	Purchase for the year 2016	Accounts payable balance as of December 31, 2016
A	$15,081	$-
B	$14,938	$-
C	$13,498	$-
D	$12,722	$-
E	$12,456	$-

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The core principle of the ASU is that a lessee should recognize the assets and liabilities that arise from its leases other than those that meet the definition of a short-term lease. The ASU requires extensive qualitative and quantitative disclosures, including with respect to significant judgments made by management. Subsequently, the FASB issued ASU No. 2017-13, in September 2017 and ASU No. 2018-01, in January 2018, which amends and clarifies ASU 2016-02. The ASU will be effective for the Company beginning January 1, 2019, including interim periods in the fiscal year 2019. Early adoption is permitted. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) . In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing . In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting . In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. ASU 2016-10 clarifies the following two aspects of ASU 2014-09: identifying performance obligations and licensing implementation guidance. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for consideration given by a vendor to a customer, as well as accounting for shipping and handling fees and freight services. ASU 2016-12 provides clarification to Topic 606 on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition. ASU 2016-12 clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption. Additionally, ASU 2016-20 clarifies certain narrow aspects within Topic 606 including its scope, contract cost accounting, and disclosures. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the overall impact that ASU 2014-09 and its related amendments will have on the Company’s financial statements.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. The Company is continuing to gather additional information to determine the final impact.

Note 2. RELATED PARTY TRANSACTIONS

Related party - sales

(1)	The Company had sales to EOS Trading Co., Ltd., (“EOS Trading”), a Hong Kong company owned by the officer, director, and shareholder of the Company in an aggregate amount of $371,043 and $281,111 for years ended December 31, 2017 and 2016, respectively.

(2)	The Company had sales to Able Vision Ltd., (“ABLE Vision”), a corporation incorporated in Republic of Seychelles. ABLE Vision is owned by one of shareholders of the Company in an aggregate amount of $186,266 and $0 for years ended December 31, 2017 and 2016, respectively.

(3)	The Company had sales to Fortune King (HK) Trading Limited, (“Fortune King”), a Hong Kong company. The founder and officer of Fortune King is also one of the shareholders of EOS Inc. The sales amounted to $582,973 and $0 for years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, accounts receivable balance was $561,978 and $0, respectively.

(4)	The Company had sales to EOS Venture International Pte Ltd., (“EOS Venture”), a Singapore company. EOS Trading provides financial aids to EOS Venture during the year ended December 31, 2017. In addition, Mr. He-Siang Yang, the officer, director, and shareholder of the Company, is the key person who can significantly affect the economic performance of EOS Venture. The sales amounted to $365,815 and $0 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, accounts receivable balance was $224,203 and $0, respectively.

Related party - other income

On February 24, 2017, the Company entered an agreement with EOS Trading to assist EOS Trading to design and develop a customer management and sales integration system. As of December 31, 2017, the service has been fully rendered and the Company recognized other income of NT$1,780,000, equivalent $58,550, accounting for a one-time service fee, net of cost incurred for the year ended December 31, 2017. In addition, the Company also charged service income of $1,588 to EOS Trading during the year ended December 31, 2017.

Due to shareholders

The Company has advanced funds from beneficial shareholders for working capital purposes. As of December 31, 2017 and 2016, there were $97,573 and $263,879 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the beneficial shareholders.

Note 3. INCOME TAXES

United States

EOS, Inc. is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. As of December 31, 2017, the Company had net operating loss carry forwards of $387,194 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100 % valuation allowance has offset deferred tax asset resulting from the net operating losses.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of December 31, 2017, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at December 31, 2017 resulted in a net effect of $0 discrete tax expenses (benefit) which lowered the effective tax rate by 13% for the year ended December 31, 2017. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

Taiwan

The Taiwan Income Tax Act (ITA) generally imposes a unified enterprise income tax rate of 17% on all enterprises with taxable income greater than approximately $3,900 (NT$120,000). The subsidiary of EOS Inc. is incorporated under the laws of Taiwan. No income tax liabilities existed as of December 31, 2017 and 2016 due to the Company’s continuing operating losses. During the year ended December 31, 2017, Emperor Star had operating income before tax of $1,018,379. The Company applied to “The Standards of Income” method by utilizing a blended rate of 4% for tax year 2017. The income tax expenses were $39,708 and $0 for the years ended December 31, 2017 and 2016, respectively.

The provision for the U.S. federal income tax and Taiwan income tax consists of the following:

	For the Years Ended December 31,
	2017	2016
Current income tax
U.S.	$-	$-
Taiwan	39,708	-
Sub total	39,708	-
Deferred income tax
U.S.
Deferred tax assets for NOL carryforwards	(17,096)	(52,970)
Valuation allowance	17,096	52,970
Net changes in deferred income tax (benefit)	-	-
Total provision income tax	$39,708	$-

The difference between the combined effective income tax rate reflected in the provision for income tax on income (loss) before taxes and the amounts determined by applying the applicable the U.S. statutory income tax rate and Taiwan unified income tax rate for the years ended December 31, 2017 and 2016 are analyzed below:

	For the Years Ended December 31,
	2017	2016

U.S. statutory income tax rate	34%	34%
Taiwan unified income tax rate	17%	17%
Provisional remeasurement of deferred taxes (U.S.)	(13)%	-%
Changes in valuation allowance	(21)%	(51)%
Other (a)	(13)%	-%
Effective combined income tax rate	4%	-%
______________

(a)	Other represents the reduction of Taiwan unified income tax rate of 17% to a blended rate of 4% as a result of the adoption of “The Standards of Income Method” for Taiwanese entities for the year ended December 31, 2017.

Significant components of the Company’s deferred tax assets as of December 31, 2017 and 2016 were as follows:

	December 31,	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$81,311	$103,967
Less: Valuation allowance	(81,311)	(103,967)
Deferred tax assets, net	$-	$-

Note 4. COMMITMENT

Operating lease commitments consist of leases for office space and copy machines under various operating lease agreements which expire in December 2019. Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms.

Future minimum lease payments under the operating leases are summarized as follows:

As of December 31,	Amount
2018	$7,453
2019	808
Total	8,261

Note 5. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of December 31, 2017 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

******

