Form 10-Q
period 2018-03-31
EOS INC.
filed 2018-05-15
CIK 1651958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding, as of May 7, 2018, is 64,122,997.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FINANCIAL STATEMENT SCHEDULES

3

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$17,862	$24,610
Accounts receivable – related parties	831,222	786,181
Inventory	-	88
Advance to suppliers	340	4,150
Prepaid expenses	22,416	18,604
Total current assets	871,840	833,633

Property and Equipment, net	9,080	7,536
Security deposit	7,987	7,842
Total Assets	$888,907	$849,011

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	19,749	37,248
Due to shareholders	215,023	97,573
Accrued expenses	34,150	44,677
Income tax payable	36,699	36,030
Total current liabilities	305,621	215,528

Total liabilities	305,621	215,528

Stockholders’ Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 64,122,997 shares issued and outstanding	64,123	64,123
Additional paid-in capital	90,000	90,000
Retained earnings	404,948	466,806
Accumulated other comprehensive income	24,215	12,554
Total stockholders’ equity	583,286	633,483

Total Liabilities and Stockholders’ Equity	$888,907	$849,011

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2018	2017

Net Sales – related parties:	101,537	24,673

Cost of sales	17,237	5,510

Gross profit	84,300	19,163

Selling, general and administrative expenses	130,552	61,467

Loss from operations	(46,252)	(42,304)

Other income (expense)
Gain (loss) on foreign currency exchange	(15,606)	2,171
Total other income (expense)	(15,606)	2,171

Loss before provision for income taxes	(61,858)	(40,133)

Provision for income taxes	-	-

Net Loss	$(61,858)	$(40,133))

Weighted average number of common shares:
Basic and diluted	64,122,997	64,122,997

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Other Comprehensive Income (loss):
Net loss	$(61,858)	$(40,133)
Foreign currency translation adjustment, net of tax	11,661	(5,544)
Comprehensive (Loss) Income	$(50,197)	$(45,677)

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(61,858)	(40,133)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	430	156
Foreign currency exchange (gain) loss	15,606	(2,171)
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable-related parties	(45,868)	(12,366)
Decrease (Increase) in inventory	89	2,004
Decrease (Increase) in advance to suppliers	3,862	(4,823)
Decrease (Increase) in prepaid expense and other assets	(3,445)	(9,405)
Increase (decrease) in accounts payable	(18,077)	15,580
Increase (decrease) in accrued expenses	(11,023)	378
Increase (decrease) in advance from customers	-	(12,501)
Increase (decrease) in due to shareholders	114,938	36,361
Net cash used in operating activities	(5,346)	(26,920)

Cash flows from investing activities
Purchase of equipment	(1,825)	-
Net cash used in investing activities	(1,825)

Effect of exchange rate changes on cash and cash equivalents	423	754
Net decrease in cash and cash equivalents	(6,748)	(26,166)

Cash and Cash Equivalents
Beginning	24,610	42,086
Ending	$17,862	$15,920
Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES

NOTES TO UNAUIDTED CONSOLIDAED FINANCIAL STATEMENTS

MARCH 31, 2018

Note 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data were derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements, footnote disclosures, and other information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally is five years. Depreciation expense is $430 and $156 for the three months ended March 31, 2018 and 2017, respectively.

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $976 and $49 for the three months ended March 31, 2018 and 2017, respectively.

Post-retirement and post-employment benefits

The Company’s subsidiaries adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $227 and $0 for the three months ended March 31, 2018 and 2017, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, accounts receivable, advance to suppliers, prepaid expenses, accounts payable, accrued expenses, and due to shareholders, approximate fair value due to their relatively short maturities.

Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. At March 31, 2018 and December 31, 2017, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Customers: The Company performs ongoing credit evaluations of its customers’ financial condition and generally, requires no collateral. For the three months ended March 31, 2018, only one customer accounted for more than 10% of the Company’s total revenues, represented approximately 97% of its total revenues, and 75% of accounts receivable in aggregate at March 31, 2018.

Customer	Net Sales for the three months end March 31, 2018		A/R balance as of March 31, 2018
A	$98,462	*	$623,983

For the three months ended March 31, 2017, two customers accounted for more than 10% of the Company’s total revenues, represented approximately 50% and 50% of its total revenues, and 100% and 0% of accounts receivable in aggregate at March 31, 2017, respectively.

Customer	Net Sales for the three months end March 31, 2017		A/R balance as of March 31, 2017
A	$12,307	*	$12,628
B	$12,366	*	-

*Related party transactions (See Note 2).

Suppliers: The Company’s inventory is purchased from various suppliers. For the three months ended March 31, 2018, only one supplier who accounted for more than 10% of the Company’s total net purchase, representing approximately 93% of total net purchase, and 0% of accounts payable in aggregate at March 31, 2018.

Supplier	Net Purchase for the three months ended March 31, 2018	Accounts payable balance as of March 31, 2018
A	$15,940	$-

For the three months ended March 31, 2017, two suppliers who accounted for more than 10% of the Company’s total net purchase, representing approximately 58% and 42% of total net purchase, and 0% of accounts payable in aggregate at March 31, 2017, respectively.

Supplier	Net Purchase for the three months ended March 31, 2017	Accounts payable balance as of March 31, 2017
A	$2,030	$-
B	$1,476	$-

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

Translation Adjustment

The accounts of the Company’s subsidiaries were maintained, and their financial statements were expressed, in New Taiwan Dollar (“NTD”). Such financial statements were translated into U.S. Dollars (“$” or “USD”) in accordance ASC 830, “Foreign Currency Matters”, with the NTD as the functional currency. According to the Statement, all assets and liabilities are translated at the current exchange rate, Equity’s deficit are translated at the historical rates and income statement items are translated at an average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income as a component of stockholders’ equity (deficit).

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

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”).To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. The Company is continuing to gather additional information to determine the final impact.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (ASU 2018-02), Income Statement - Reporting Comprehensive Income (Topic 220). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act (the Tax Act) of 2017 from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

Note 2. RELATED PARTY TRANSACTIONS

Related party sales

(1)	The Company had sales to EOS Trading Co., Ltd., (“EOS Trading”), a Hong Kong company owned by the officer, director, and shareholder of the Company in an aggregate amount of $0 and $12,307 for three months ended March 31, 2018 and 2017, respectively.

(2)	The Company had sales to EOS Venture International Pte Ltd., (“EOS Venture”), a Singapore company. EOS Trading provides financial aids to EOS Venture. In addition, Mr. He-Siang Yang, the officer, director, and shareholder of the Company, is the key person who can significantly affect the economic performance of EOS Venture. The sales amounted to $3,075 and $12,366 for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, accounts receivable balance was $207,239 and $224,203, respectively.

(3)	The Company had sales to Fortune King (HK) Trading Limited, (“Fortune King”), a Hong Kong company. The founder and officer of Fortune King is also one of the shareholders of EOS Inc. The sales amounted to $98,462 and $0 for three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, accounts receivable balance was $623,983 and $561,978, respectively.

Due to shareholders

The Company has advanced funds from one of its directors and shareholder for working capital purposes. As of March 31, 2018 and December 31, 2017, there were $215,023 and $97,573 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

Note 3. INCOME TAXES

United States

EOS, Inc. is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. As of March 31, 2018, the Company had net operating loss carry forwards of $454,111 that may be available to reduce future years’ taxable income through 2038. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100 % valuation allowance has offset deferred tax asset resulting from the net operating losses.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of March 31, 2018 and December 31, 2017, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at March 31, 2018 and December 31, 2017 resulted in a net effect of $0 discrete tax expenses (benefit) which lowered the effective tax rate by 13% for the three months ended March 31, 2018 and for the year ended December 31, 2017. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

Taiwan

The Taiwan Income Tax Act (ITA) generally imposes a unified enterprise income tax rate of 17% on all enterprises with taxable income greater than approximately $3,900 (NT$120,000). The subsidiary of EOS Inc. is incorporated under the laws of Taiwan. No income tax liabilities existed as of March 31, 2018 and December 31, 2017 due to the Company’s continuing operating losses.

Provision for income tax consists of the following:

	For the Three Months Ended March 31,
	2018	2017
Current income tax
U.S.	$-	$-
Taiwan	-	-
Sub total	-	-
Deferred income tax
U.S.
Deferred tax assets for NOL carryforwards	(14,053)	(7,799)
Valuation allowance	14,053	7,799
Net changes in deferred income tax (benefit)	-	-
Total provision income tax	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Three Months Ended March 31,
	2018	2017

U.S. statutory income tax rate	21%	34%
Taiwan unified income tax rate	17%	17%
Changes in valuation allowance	(38)%	(51)%
Other (a)	-%	-%
Effective combined income tax rate	-%	-%

Significant components of the Company’s deferred taxes as of March 31, 2018 and December 31 2017 were as follows:

	March 31,	December 31,
	2018	2017
	(Unaudited)
Deferred tax assets:
Net operating loss carryforwards	$95,364	$81,311
Less: Valuation allowance	(95,364)	(81,311)
Deferred tax assets, net	$-	$-

Note 4. COMMITMENT

Operating lease commitments consist of leases for office space and copy machines under various operating lease agreements which expire in December 2019. Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms.

Future minimum lease payments under the operating leases are summarized as follows:

As of March 31,	Amount
2019	4,288
2020	629
Total	4,917

Note 5. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of March 31, 2018 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

Net revenue

Net revenue was $101,537 for the three months ended March 31, 2018, representing an increase of $76,864, or 311.53%, as compared to $24,673 for the three months ended March 31, 2017. The increase was primarily due to the increase in sales of nutrition supplements and skin care products.

Cost of sales

Cost of sales was $17,237 for the three months ended March 31, 2018, representing an increase of $11,727, or 212.83%, as compared to $5,510 for the three months ended March 31, 2017. The increase was mainly attributable to the increase in sales.

Gross profit

Gross profit was $84,300 for the three months ended March 31, 2018, compared to $19,163 for the same period in 2017. Gross profit as a percentage of net sales was approximately 83.02% in the first quarter of 2018, compared to approximately 77.67% in the same period in 2017. The change in gross profit margin is due to more skin care products with higher yield margin sold during the three months ended March 31, 2018.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of export expense, compensation and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $130,552 for the three months ended March 31, 2018, an increase of $69,085, or 112.39%, as compared to $61,467 for the three months ended March 31, 2017. The increase in selling, general and administrative expenses was primarily due to the increase in payroll expenses of $16,663 and the increase in accounting, legal and professional fees of $49,166.

4

Loss from Operations:

Loss from operations was $46,252 for the three months ended March 31, 2018 compared to $42,304 for the three months ended March 31, 2017, representing an increase of $3,948, or 9.33%. Such increase was primarily attributable to the increase of selling, general and administrative expenses, partially offset by the increase in net sales incurred during the three months ended March 31, 2018

Other income (expense)

Other income (expense) was $(15,606) for the three months ended March 31, 2018, a decrease of $17,777, or (818.84)%, from $2,171 for the three months ended March 31, 2017. The decrease was mainly due to net loss on foreign currency exchange during the three months ended March 31, 2018.

Net Loss

As a result of the above factors, our net loss was $ 61,858 for the three months ended March 31, 2018, as compared to a net loss of $40,133 for the three months ended March 31, 2017, representing an increase of $21,725, or 54.13%.

Liquidity and Capital Resources

Cash and cash equivalents were $17,862 at March 31, 2018 and $24,610 at December 31, 2017. Our total current assets were $871,840 at March 31, 2018, as compared to $833,633 at December 31, 2017. Our total current liabilities were $305,621 at March 31, 2018, as compared to $215,528 at December 31, 2017.

We had working capital of $566,219 at March 31, 2018, compared to working capital of $618,105 at December 31, 2017. The decrease in working capital was primarily attributable to the increase in due to shareholders, partially offset by the increase of account receivable from related parties.

Net cash used in operating activities was $5,346 during the three months ended March 31, 2018, as compared to net cash used in operating activities of $26,920 for the three months ended March 31, 2017. The decrease in net cash used in operating activities was primary attributable to the increase in net loss and accounts receivable – related parties and the decrease in accounts payable and accrued expenses, partially offset by the increase in due to related parties.

Net cash used in investing activities was $1,825 during the three months ended March 31, 2018, as compared to $0 for the three months ended March 31, 2017. The increase in net cash used in investing activities primarily because we acquired new equipment during the three months ended March 31, 2018.

Net change in cash and cash equivalents was a decrease of $6,748 for the three months ended March 31, 2018. Net change in cash and cash equivalents was a decrease of $26,166 for three months ended March 31, 2017.

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

5

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

6

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31	Certification by Principal Executive Officer and Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.***
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

7

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOS Inc.

Date: May 15, 2018	By:	/s/ He-Siang Yang
He-Siang Yang
Principal Executive Officer, Principal Financial Officer, President and Chairman of the Board

8