Form 10-Q
period 2018-06-30
EOS INC.
filed 2018-08-14
CIK 1651958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

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

The number of shares of registrant’s common stock outstanding, as of August 8, 2018, is 64,122,997.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FINANCIAL STATEMENT SCHEDULES

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$54,313	$24,610
Accounts receivable	27,767	-
Accounts receivable – related parties	977,297	786,181
Inventory	-	88
Advance to suppliers	23,016	4,150
Prepaid expenses	6,689	18,604
Total current assets	1,089,082	833,633

Property and Equipment, net	7,754	7,536
Security deposit	7,638	7,842
Total Assets	$1,104,474	$849,011

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$13,706	$37,248
Due to shareholders	228,584	97,573
Accrued expenses	82,405	44,677
Income tax payable	51,128	36,030
Total current liabilities	375,823	215,528

Total liabilities	375,823	215,528

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 64,122,997 shares issued and outstanding	64,123	64,123
Additional paid-in capital	90,000	90,000
Retained earnings	582,981	466,806
Accumulated other comprehensive income (loss)	(8,453)	12,554
Total stockholders' equity	728,651	633,483

Total Liabilities and Stockholders' Equity	$1,104,474	$849,011

 The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30,		FOR THE THREE MONTHS ENDED JUNE 30,
	2018	2017	2018	2017
Net Sales
Net Sales	$28,107	$15,768	$28,107	$3,567
Net Sales – related parties:	397,065	268,138	295,528	255,666
Total	425,172	283,906	323,635	259,233

Cost of sales	51,400	65,897	34,163	60,387

Gross profit	373,772	218,009	289,472	198,846

Selling, general and administrative expenses	263,296	171,819	132,744	110,353

Income from operations	110,476	46,190	156,728	88,493

Other income (expense)
Interest income	39	14	39	14
Other income	2,032	-	2,032	-
Other income – related parties	-	58,122	-	58,122
Gain (loss) on foreign currency exchange	28,923	1,017	44,529	(1,154)
Total other income (expense)	30,994	59,153	46,600	56,982

Income before provision for income taxes	141,470	105,343	203,328	145,475

Provision for income taxes	25,295	-	25,295	-

Net Income	$116,175	$105,343	$178,033	$145,475

Weighted average number of common shares:
Basic and diluted	64,122,997	64,122,997	64,122,997	64,122,997

Net loss per share:
Basic and diluted	$0.00	$0.00	$0.00	$0.00

Other Comprehensive Income:
Net income	$116,175	$105,343	$178,033	$145,475
Foreign currency translation adjustment, net of tax	(21,007)	(6,193)	(32,668)	(625)
Comprehensive Income	$95,168	$99,150	$145,365	$144,850

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$116,175	105,343
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,383	397
Gain on foreign currency exchange	(28,923)	(1,017)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(217,633)	(117,689)
Decrease (increase) in inventory	88	2,046
Decrease (increase) in advance to suppliers	(19,549)	(35,298)
Decrease (increase) in prepaid expense and other assets	11,778	(1,094)
Increase (decrease) in accounts payable	(23,260)	1,772
Increase (decrease) in accrued expenses	38,346	(2,097)
Increase (decrease) in income tax payable	16,520	-
Increase (decrease) in advance from customers	-	(37,111)
Increase (decrease) in due to shareholders	137,547	93,532
Net cash provided by operating activities	32,472	8,784

Cash flows from investing activities
Purchase of equipment	(1,809)	(5,106)
Acquisition of subsidiary equity interest	-	(30,562)
Net cash used in investing activities	(1,809)	(35,668)

Effect of exchange rate changes on cash and cash equivalents	(960)	(106)
Net increase (decrease) in cash and cash equivalents	29,703	(26,990)

Cash and Cash Equivalents
Beginning	24,610	42,086
Ending	$54,313	$15,096
Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES

NOTES TO UNAUIDTED CONSOLIDAED FINANCIAL STATEMENTS JUNE 30, 2018

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

Emperor Star International Trade Co., Ltd., (“Emperor Star”), was incorporated on November 16, 2015 under the laws of Taiwan. The Company is in the business of marketing and distribution of various products, including nutrition supplements, skin care products, and water purifiers.

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

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally is five years. Depreciation expense is $1,383 and $397 for the six months ended June 30, 2018 and 2017, respectively.

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

Revenue Recognition

Revenues are recognized when products are shipped to customers, both title and the risks of ownership are transferred, and the collectability of accounts receivable can be reasonably assured. The Company’s standard shipping term is Free on Board (FOB) - shipping point. Usually no sales returns are provided to customers. Shipping and handling charges to customers are included in net sales. Shipping and handling charges incurred by the Company are included in selling, general and administrative expenses.

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $1,958 and $50 for the six months ended June 30, 2018 and 2017, respectively.

Post-retirement and post-employment benefits

The Company’s subsidiaries adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $3,965 and $2,106 for the six months ended June 30, 2018 and 2017, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. At June 30, 2018 and December 31, 2017, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions, but these investments may be in excess of Taiwan Central Deposit Insurance Corporation’s insurance limits. The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas.

Customers: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. For the six months ended June 30, 2018, one customer accounted for more than 10% of the Company’s total revenues, representing approximately 93% of its total revenues, and 83% of accounts receivable in aggregate at June 30, 2018

Customer	Net sales for the six months end June 30, 2018		A/R balance as of June 30, 2018
A	$394,016	*	$831,810

For the six months ended June 30, 2017, one customer accounted for more than 10% of the Company’s total revenues, represented approximately 94% of its total revenues, and 48% of accounts receivable in aggregate at June 30, 2017, respectively.

Customer	Net sales for the six months end June 30, 2017		A/R balance as of June 30, 2017
B	$268,138	*	$57,115

___________

*Related party transactions (See Note 2).

Suppliers: The Company’s inventory is purchased from various suppliers. For the six months ended June 30, 2018, three suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 46%, 20%, and 19% of total net purchase, and 57%, 0%, and 0% of accounts payable in aggregate at June 30, 2018, respectively:

Supplier	Net purchase for the six months ended June 30, 2018	Accounts payable balance as of June 30, 2018
A	$23,799	$7,821
B	$10,158	$-
C	$9,548	$-

For the six months ended June 30, 2017, two suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 59%, and 33% of total net purchase, and 1% and 0% of accounts payable in aggregate at June 30, 2017, respectively:

Supplier	Net purchase for the six months ended June 30, 2017	Accounts payable balance as of June 30, 2017
D	$37,768	$131
E	$21,294	$-

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

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 118 (as further clarified by FASB ASU 2018-05, Income Taxes (Topic 740): "Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118") to provide guidance for companies that may not have completed their accounting for the income tax effects of the Tax Cut and Jobs Act ("Tax Act") in the period of enactment, which is the period that includes December 22, 2017. SAB No. 118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Act. SAB No. 118 provides guidance where: (i) the accounting for the income tax effect of the Tax Act is complete and reported in the Tax Act's enactment period, (ii) the accounting for the income tax effect of the Tax Act is incomplete and reported as provisional amounts based on reasonable estimates (to the extent determinable) subject to adjustments during a limited measurement period until complete, and (iii) accounting for the income tax effect of the Tax Act is not reasonably estimable (no related provisional amounts are reported in the enactment period) and entities would continue to apply accounting based on tax law provisions in effect prior to the Tax Act enactment until provisional amounts are reasonably estimable. SAB No. 118 requires disclosure of the reasons for incomplete accounting additional information or analysis needed, among other relevant information. The Company is continuing to gather additional information to determine the final impact.

In February 2018, the FASB issued ASU No, 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the impact of adopting this new guidance on its financial position, results of operations, statement of comprehensive income, and cash flows.

Note 2. RELATED PARTY TRANSACTIONS

Related party - Sales

(1)	The Company had sales to EOS Trading Co., Ltd., (“EOS Trading”), a Hong Kong company owned by the officer, director, and shareholder of the Company in an aggregate amount of $0 and $268,138 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, accounts receivable balance was $0.

(2)	The Company had sales to EOS Venture International Pte Ltd., (“EOS Venture”), a Singapore company. EOS Trading provides financial aids to EOS Venture. In addition, Mr. He-Siang Yang, the officer, director, and shareholder of the Company, is the key person who can significantly affect the economic performance of EOS Venture. The sales amounted to $3,049 and $15,768 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, accounts receivable balance was $145,488 and $224,203, respectively.

(3)	The Company had sales to Fortune King (HK) Trading Limited, (“Fortune King”), a Hong Kong company. The founder and officer of Fortune King is also one of the shareholders of EOS Inc. The sales amounted to $394,016 and $0 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, accounts receivable balance was $831,810 and $561,978, respectively.

Due to shareholders

The Company has advanced funds from one of its directors and shareholder for working capital purposes. As of June 30, 2018 and December 31, 2017, there were $228,584 and $97,573 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

Note 3. INCOME TAXES

United States

EOS, Inc. is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. As of June 30, 2018, the Company had net operating loss carry forwards of $507,767 that may be available to reduce future years’ taxable income through 2038. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100 % valuation allowance has offset deferred tax asset resulting from the net operating losses.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of June 30, 2018 and December 31, 2017, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at June 30, 2018 and December 31, 2017 resulted in a net effect of $0 discrete tax expenses (benefit) which lowered the effective tax rate by 14% for the six months ended June 30, 2018. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

Taiwan

The subsidiary of EOS Inc. and Emperor Star are incorporated in Taiwan. According to the amendments to the “Taiwan Income Tax Act” enacted by the office of the President of Taiwan (R.O.C.) on February 7, 2018, an increase in the statutory income tax rate from 17% to 20% and decrease in the undistributed earning tax from 10% to 5% are effective from January 1, 2018. This increase in the statutory income tax rate will affect the amounts of the current and deferred taxes recognized as of June 30, 2018. The Company is continuing to gather additional information to determine the final impact.

Provision for income tax consists of the following:

	For the Six Months Ended June 30,
	2018	2017
Current income tax
U.S.	$-	$-
Taiwan	25,295	-
Sub total	25,295	-
Deferred income tax
U.S.
Deferred tax assets for NOL carryforwards	(25,320)	(21,263)
Valuation allowance	25,320	21,263
Net changes in deferred income tax (benefit)	-	-
Total provision income tax	$25,295	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Six Months Ended June 30,
	2018	2017

U.S. statutory income tax rate	21%	34%
Taiwan unified income tax rate	20%	17%
Changes in valuation allowance	(23)%	(51)%
Other	-%	-%
Effective combined income tax rate	18%	-%

Significant components of the Company’s deferred taxes as of June 30, 2018 and December 31 2017 were as follows:

	June 30,	December 31,
	2018	2017
Deferred tax assets:	(Unaudited)
Net operating loss carryforwards	$106,631	$81,311
Less: Valuation allowance	(106,631)	(81,311)
Deferred tax assets, net	$-	$-

Note 4. COMMITMENT

Operating lease commitments consist of leases for office space and copy machines under various operating lease agreements which expire in December 2019. Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms.

Future minimum lease payments under the operating leases are summarized as follows:

As of June 30,	Amount
2019	16,544
2020	416
Total	16,960

Note 5. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of June 30, 2018 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

Net sales

Net sales was $323,635 for the three months ended June 30, 2018, representing an increase of $64,402, or 24.84%, as compared to $259,233 for the three months ended June 30, 2017. The increase was primarily due to the increase in sales of skin care products and water purifiers.

Cost of sales

Cost of sales was $34,163 for the three months ended June 30, 2018, representing a decrease of $26,224, or (43.43)%, as compared to $60,387 for the three months ended June 30, 2017. The decrease was mainly because the unit cost of water purifier products was lower than the skin care products and nutrition supplement products.

Gross profit

Gross profit was $289,472 for the three months ended June 30, 2018, compared to $198,846 for the same period in 2017. Gross profit as a percentage of net sales was approximately 89.44% in the second quarter of 2018, compared to approximately 76.71% in the same period in 2017. The change in gross profit margin was due to more skin care products and water purifiers with higher yield margin sold during the three months ended June 30, 2018.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $132,744 for the three months ended June 30, 2018, an increase of $22,391, or 20.29%, as compared to $110,353 for the three months ended June 30, 2017. The increase in selling, general and administrative expenses was primarily due to the increased accounting, legal and professional fees.

3

Income from Operations:

Income from operations was $156,728 for the three months ended June 30, 2018 compared to $88,493 for the three months ended June 30, 2017, representing an increase of $68,235, or 77.11%. Such increase was primarily attributable to the increase in sales of higher yield margin skin care products and water purifiers during the three months ended June 30, 2018

Other income (expense)

Other income was $46,600 for the three months ended June 30, 2018, a decrease of $10,382, or (18.22)%, from $56,982 for the three months ended June 30, 2017. The decrease was mainly attributable to the decrease in other income from related parties, partially offset by the increase in gain on foreign currency exchange.

Net Income

As a result of the above factors, our net income was $178,033 for the three months ended June 30, 2018, as compared to $145,475 for the three months ended June 30, 2017, representing an increase of $32,558, or 22.38%.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

Net sales

Net sales was $425,172 for the six months ended June 30, 2018, representing an increase of $141,266, or 49.76%, from $283,906 for the six months ended June 30, 2017. The increase was primarily due to the increase in sales of skin care products and water purifiers.

Cost of sales

Cost of sales was $51,400 for the six months ended June 30, 2018, representing a decrease of $14,497, or (22)%, as compared to $65,897 for the six months ended June 30, 2017. The decrease was mainly because the unit cost of water purifier products was lower than the skin care products and nutrition supplement products.

Gross profit

Gross profit was $373,772 for the six months ended June 30, 2018, compared to $218,009 for the same period in 2017. Gross profit as a percentage of net sales was approximately 87.91% in the second quarter of 2018, compared to approximately 76.79% in the same period in 2017. The change in gross profit margin was due to more skin care products and water purifiers with higher yield margin sold during the six months ended June 30, 2018.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, compensation and related costs for personnel and facilities as well as professional service fees. Selling, general and administrative expenses were $263,296 for the six months ended June 30, 2018, an increase of $91,477 or 53.24%, as compared to $171,819 for the six months ended June 30, 2017. The increase in general and administrative expenses was primarily attributable to the increase in accounting, legal and professional fees of $58,030 and the increase in payroll expenses of $26,495.

Income from operations

Income from operations was $110,476 for the six months ended June 30, 2018, an increase of $64,286 or 139.18%, as compared to $46,190 for the six months ended June 30, 2017. The increase was mainly due to the increase in sales of higher yield margin skin care products and water purifiers, partially offset by the increase in selling, general and administrative expenses .

Other income

Other income was $30,994 for the six months ended June 30, 2018, a decrease of $28,159, or (47.60)%, from $59,153 for the six months ended June 30, 2017. The decrease was mainly attributable to the decrease in other income from related parties, partially offset by the increase in gain on foreign currency exchange.

As a result of the above factors, our net income was $116,175 for the six months ended June 30, 2018, as compared to that of $105,343 for the six months ended June 30, 2017, representing an increase of $10,832, or 10.28%.

4

Liquidity and Capital Resources

Cash and cash equivalents were $54,313 at June 30, 2018 and $24,610 at December 31, 2017. Our total current assets were $1,089,082 at June 30, 2018, as compared to $833,633 at December 31, 2017. Our total current liabilities were $375,823 at June 30, 2018, as compared to $215,528 at December 31, 2017.

We had working capital of $713,259 at June 30, 2018, compared to working capital of $618,105 at December 31, 2017. The increase in working capital was primarily attributable to the increase in account receivable from related parties and advance to suppliers, partially offset by the increase in due to shareholders and accrued liabilities.

Net cash provided by operating activities was $32,472 during the six months ended June 30, 2018, as compared to net cash provided by operating activities of $8,784 for the six months ended June 30, 2017. The increase in net cash provided by operating activities was primary attributable to the increase in net income, accrued expenses, and due to shareholders, partially offset by the increase in gain on foreign currency exchange and accounts receivable.

Net cash used in investing activities was $1,809 during the six months ended June 30, 2018, as compared to $35,668 for the six months ended June 30, 2017. The decrease in net cash used in investing activities mainly because we acquired all issued and outstanding shares of one of our subsidiaries in Taiwan in consideration of $30,562 in cash during the six months ended June 30, 2017.

Net change in cash and cash equivalents was an increase of $29,703 for the six months ended June 30, 2018. Net change in cash and cash equivalents was a decrease of $26,990 for the six months ended June 30, 2017.

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

5

PART II - OTHER INFORMATION

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

6

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOS Inc.

Date: August 13, 2018	By:	/s/ He-Siang Yang
He-Siang Yang
Principal Executive Officer, Principal Financial Officer, President and Chairman of the Board

7