Form 10-Q
period 2018-09-30
EOS INC.
filed 2018-11-14
CIK 1651958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2018

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

The number of shares of registrant’s common stock outstanding, as of November 14, 2018, is 64,122,997.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FINANCIAL STATEMENT SCHEDULES

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$57,845	$24,610
Accounts receivable	56,030	-
Accounts receivable – related parties	1,010,557	786,181
Inventory	25,563	88
Advance to suppliers	24,306	4,150
Prepaid expenses	8,826	18,604
Total current assets	1,183,127	833,633

Property and Equipment, net	8,275	7,536
Security deposit	7,631	7,842
Total Assets	$1,199,033	$849,011

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$2,768	$37,248
Accrued expenses	52,542	44,677
Due to shareholders	177,674	97,573
Income tax payable	47,135	36,030
Total current liabilities	280,119	215,528

Total liabilities	280,119	215,528

Stockholders' Equity
Common stock, $0.001 par value;
75,000,000 shares authorized, 64,122,997 shares issued and outstanding	64,123	64,123
Additional paid-in capital	90,000	90,000
Retained earnings	774,031	466,806
Accumulated other comprehensive income (loss)	(9,240)	12,554
Total stockholders' equity	918,914	633,483

Total Liabilities and Stockholders' Equity	$1,199,033	$849,011

 The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,		FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2018	2017	2018	2017
Net Sales
Net sales	$56,767	$-	$28,660	$-
Net sales – related parties	713,665	556,368	316,600	272,462
Total	770,432	556,368	345,260	272,462

Cost of sales	94,708	127,571	43,308	61,674

Gross profit	675,724	428,797	301,952	210,788

Selling, general and administrative expenses	370,929	256,401	107,633	84,582

Income from operations	304,795	172,396	194,319	126,206

Other income (expense)
Interest income	40	14	1	-
Other income (expense)	2,029	-	(3)	-
Other income – related parties	-	59,460	-	1,338
Gain (loss) on foreign currency exchange	25,656	744	(3,267)	(273)
Total other income (expense)	27,725	60,218	(3,269)	1,065

Income before provision for income taxes	332,520	232,614	191,050	127,271

Provision for income taxes	25,295	-	-	-

Net Income	$307,225	$232,614	$191,050	$127,271

Weighted average number of common shares:
Basic and diluted	64,122,997	64,122,997	64,122,997	64,122,997

Net loss per share:
Basic and diluted	$0.00	$0.00	$0.00	$0.00

Comprehensive Income:
Net income	$307,225	$232,614	$191,050	$127,271
Foreign currency translation adjustment, net of tax	21,794	(5,972)	787	221
Comprehensive Income	$329,019	$226,642	$191,837	$127,492

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$307,225	232,614
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,931	769
Gain on foreign currency exchange	(25,656)	(744)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(281,481)	(212,074)
Decrease (increase) in inventory	(25,948)	(1,434)
Decrease (increase) in advance to suppliers	(20,642)	(40,761)
Decrease (increase) in prepaid expense and other assets	9,447	(3,183)
Increase (decrease) in accounts payable	(34,095)	(6,447)
Increase (decrease) in accrued expenses	8,956	4,750
Increase (decrease) in income tax payable	12,297	-
Increase (decrease) in advance from customers	-	(36,966)
Increase (decrease) in due to shareholders	84,243	66,982
Net cash provided by operating activities	36,277	3,506

Cash flows from investing activities
Purchase of equipment	(2,890)	(5,086)
Acquisition of subsidiary equity interest	-	(30,562)
Net cash used in investing activities	(2,890)	(35,648)

Effect of exchange rate changes on cash and cash equivalents	(152)	(1,204)
Net increase (decrease) in cash and cash equivalents	33,235	(33,346)

Cash and Cash Equivalents
Beginning	24,610	42,086
Ending	$57,845	$8,740
Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-
Income taxes	$12,998	$-

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES

NOTES TO UNAUIDTED CONSOLIDAED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally is five years. Depreciation expense is $1,931 and $769 for the nine months ended September 30, 2018 and 2017, respectively.

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $1,933 and $50 for the nine months ended September 30, 2018 and 2017, respectively.

Post-retirement and Post-employment Benefits

The Company’s subsidiaries adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $5,873 and $4,173 for the nine months ended September 30, 2018 and 2017, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, accounts receivable, advance to suppliers, prepaid expenses, accounts payable, accrued expenses, and due to shareholders, approximate fair value because of to their relatively short maturities.

Net Income Per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. At September 30, 2018 and December 31, 2017, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Customers: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. For the nine months ended September 30, 2018, one customer accounted for more than 10% of the Company’s total revenues, representing approximately 92% of its total revenues, and 85% of accounts receivable in aggregate at September 30, 2018

Customer	Net sales for the nine months ended September 30, 2018		A/R balance as of September 30, 2018
A	$709,626	*	$909,069

For the nine months ended September 30, 2017, three customers accounted for more than 10% of the Company’s total revenues, represented approximately 66%, 20% and 14% of its total revenues, and 34%, 39% and 27% of accounts receivable in aggregate at September 30, 2017, respectively.

Customer	Net sales for the nine months ended September 30, 2017		A/R balance as of September 30, 2017
B	$369,849	*	$73,233
C	$109,590	*	$83,481
D	$76,929	*	$57,295

*Related party transactions (See Note 2).

Suppliers: The Company’s inventory is purchased from various suppliers. For the nine months ended September 30, 2018, three suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 43%, 24%, and 17% of total net purchase, and 0% of accounts payable in aggregate at September 30, 2018, respectively:

Supplier	Net purchase for the nine months ended September 30, 2018	Accounts payable balance as of September 30, 2018
A	$51,666	$-
B	$28,558	$-
C	$20,062	$-

For the nine months ended September 30, 2017, three suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 40%, 36% and 21% of total net purchase, and 0%, 5% and 0% of accounts payable in aggregate at September 30, 2017, respectively:

Supplier	Net purchase for the nine months ended September 30, 2017	Accounts payable balance as of September 30, 2017
D	$52,051	$-
E	$47,043	$523
F	$26,851	$-

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

Translation Adjustment

The accounts of the Company’s subsidiaries were maintained, and their financial statements were expressed, in New Taiwan Dollar (“NTD”). Such financial statements were translated into U.S. Dollars (“$” or “USD”) in accordance ASC 830, "Foreign Currency Matters", with the NTD as the functional currency. According to the Statement, all assets and liabilities are translated at the current exchange rate, Equity's deficit are translated at the historical rates and income statement items are translated at an average exchange rate for the period. The resulting translation adjustments are reported under accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit).

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“Topic 820”): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that the ASU will have on its financial statements.

Note 2. RELATED PARTY TRANSACTIONS

Related party - Sales

(1)	The Company had sales to EOS Trading Co., Ltd., (“EOS Trading”), a Hong Kong company owned by the officer, director, and shareholder of the Company, in an aggregate amount of $0 and $369,849 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, accounts receivable balance was $0.

(2)	The Company had sales to EOS Venture International Pte Ltd., (“EOS Venture”), a Singapore company. EOS Trading provides financial aids to EOS Venture. In addition, Mr. He-Siang Yang, the officer, director, and shareholder of the Company, is the key person who can significantly affect the economic performance of EOS Venture. The sales amounted to $4,038 and $109,590 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, accounts receivable balance was $101,488 and $224,203, respectively.

(3)	The Company had sales to Fortune King (HK) Trading Limited, (“Fortune King”), a Hong Kong company. The founder and officer of Fortune King is also one of the shareholders of EOS Inc. The sales amounted to $709,626 and $0 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, accounts receivable balance was $909,069 and $561,978, respectively.

(4)	The Company had sales to Able Vision Ltd., (“ABLE Vision”), a Seychelles corporation owned by one of shareholders of the Company, in an aggregate amount of $0 and $76,929 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, accounts receivable balance was $0.

Due to shareholders

The Company has advanced funds from one of its directors and shareholder for working capital purposes. As of September 30, 2018 and December 31, 2017, there were $177,674 and $97,573 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

Note 3. INCOME TAXES

United States

EOS, Inc. is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. As of September 30, 2018, the Company had net operating loss carry forwards of $517,326 that may be available to reduce future years’ taxable income through 2038. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100 % valuation allowance has offset deferred tax asset resulting from the net operating losses.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of September 30, 2018 and December 31, 2017, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at September 30, 2018 and December 31, 2017 resulted in a net effect of $0 discrete tax expenses (benefit) which lowered the effective tax rate by 14% for the nine months ended September 30, 2018. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

Taiwan

The subsidiary of EOS Inc. and Emperor Star are incorporated in Taiwan. According to the amendments to the “Taiwan Income Tax Act” enacted by the office of the President of Taiwan (R.O.C.) on February 7, 2018, an increase in the statutory income tax rate from 17% to 20% and decrease in the undistributed earning tax from 10% to 5% are effective from January 1, 2018. This increase in the statutory income tax rate will affect the amounts of the current and deferred taxes recognized as of September 30, 2018. The Company is continuing to gather additional information to determine the final impact.

Provision for income tax consists of the following:

	For the Nine Months Ended September 30,
	2018	2017
Current income tax
U.S.	$-	$-
Taiwan	25,295	-
Sub total	25,295	-
Deferred income tax
U.S.
Deferred tax assets for NOL carryforwards	(27,328)	(26,030)
Valuation allowance	27,328	26,030
Net changes in deferred income tax (benefit)	-	-
Total provision income tax	$25,295	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Nine Months Ended September 30,
	2018	2017

U.S. statutory income tax rate	21%	34%
Taiwan unified income tax rate	20%	17%
Changes in valuation allowance	(21)%	(34)%
Other	(12)%	(17)%
Effective combined income tax rate	8%	-%

Significant components of the Company’s deferred taxes as of September 30, 2018 and December 31 2017 were as follows:

	September 30,	December 31,
	2018	2017
Deferred tax assets:	(Unaudited)
Net operating loss carryforwards	$108,639	$81,311
Less: Valuation allowance	(108,639)	(81,311)
Deferred tax assets, net	$-	$-

Note 4. COMMITMENT

Operating lease commitments consist of leases for office space and copy machines under various operating lease agreements which expire in December 2019. Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms.

Future minimum lease payments under the operating leases are summarized as follows:

As of September 30,	Amount
2019	$12,457
2020	205
Total	$12,662

Note 5. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of September 30, 2018 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of Operation - Three months ended September 30, 2018 compared to the three months ended September 30, 2017

Net sales

Net sales was $345,260 for the three months ended September 30, 2018, representing an increase of $72,798, or 26.72%, as compared to $272,462 for the three months ended September 30, 2017. The increase was primarily due to the increase in sales of skin care products and water purifiers.

Cost of sales

Cost of sales was $43,308 for the three months ended September 30, 2018, representing a decrease of $18,366, or (29.78)%, as compared to $61,674 for the three months ended September 30, 2017. The decrease was mainly because the unit cost of water purifier products was lower than the skin care products and nutrition supplement products.

Gross profit

Gross profit was $301,952 for the three months ended September 30, 2018, compared to $210,788 for the same period in 2017. Gross profit as a percentage of net sales was approximately 87.46% in the third quarter of 2018, compared to approximately 77.36% in the same period in 2017. The change in gross profit margin was due to more skin care products and water purifiers with higher yield margin sold during the three months ended September 30, 2018.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $107,633 for the three months ended September 30, 2018, an increase of $23,051, or 27.25%, as compared to $84,582 for the three months ended September 30, 2017. The increase in general and administrative expenses was primarily attributable to the increase in accounting, legal and professional fees of $15,694 and payroll expenses of $18,568, partially offset by the decrease in travel expenses of $5,816.

Income from operations

Income from operations was $194,319 for the three months ended September 30, 2018 compared to $126,206 for the three months ended September 30, 2017, representing an increase of $68,113, or 53.97%. Such increase was primarily attributable to the increase in sales of higher yield margin skin care products and water purifiers, partially offset by the increase in selling, general and administrative expenses during the three months ended September 30, 2018

Other income (expense)

Other income (expense) was $(3,269) for the three months ended September 30, 2018, a decrease of $4,334, or (406.95)%, from $1,065 for the three months ended September 30, 2017. The decrease was mainly attributable to the increase in loss on foreign currency exchange and the decrease in other income from related parties.

Net income

As a result of the above factors, our net income was $191,050 for the three months ended September 30, 2018, as compared to $127,271 for the three months ended September 30, 2017, representing an increase of $63,779, or 50.11%.

Results of Operation - Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Net sales

Net sales was $770,432 for the nine months ended September 30, 2018, representing an increase of $214,064, or 38.48%, from $556,368 for the nine months ended September 30, 2017. The increase was primarily due to the increase in sales of skin care products and water purifiers.

Cost of sales

Cost of sales was $94,708 for the nine months ended September 30, 2018, representing a decrease of $32,863, or (25.76)%, as compared to $127,571 for the nine months ended September 30, 2017. The decrease was mainly because the unit cost of water purifier products was lower than the skin care products and nutrition supplement products.

Gross profit

Gross profit was $675,724 for the nine months ended September 30, 2018, compared to $428,797 for the same period in 2017. Gross profit as a percentage of net sales was approximately 87.71% for the nine months ended September 30, 2018, compared to approximately 77.07% in the same period in 2017. The change in gross profit margin was because more skin care products and water purifiers with higher yield margin were sold during the nine months ended September 30, 2018.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, compensation and related costs for personnel and facilities as well as professional service fees. Selling, general and administrative expenses were $370,929 for the nine months ended September 30, 2018, representing an increase of $114,528 or 44.67%, as compared to $256,401 for the nine months ended September 30, 2017. The increase in general and administrative expenses was primarily attributable to the increase in accounting, legal and professional fees of $75,601 and payroll expenses of $45,063, partially offset by the decrease in travel expenses of $10,856

Income from operations

Income from operations was $304,795 for the nine months ended September 30, 2018, representing an increase of $132,399 or 76.80%, as compared to $172,396 for the nine months ended September 30, 2017. The increase was mainly due to the increase in sales of higher yield margin skin care products and water purifiers, partially offset by the increase in selling, general and administrative expenses.

Other income

Other income was $27,725 for the nine months ended September 30, 2018, a decrease of $32,493, or (53.96)%, from $60,218 for the nine months ended September 30, 2017. The decrease was mainly attributable to the decrease in other income from related parties, partially offset by the increase in the gain on foreign currency exchange.

Net income

As a result of the above factors, our net income was $307,225 for the nine months ended September 30, 2018, as compared to that of $232,614 for the nine months ended September 30, 2017, representing an increase of $74,611, or 32.08%.

Liquidity and Capital Resources

Cash and cash equivalents were $57,845 at September 30, 2018 and $24,610 at December 31, 2017. Our total current assets were $1,183,127 at September 30, 2018, as compared to $833,633 at December 31, 2017. Our total current liabilities were 280,119 at September 30, 2018, as compared to $215,528 at December 31, 2017.

We had working capital of $903,008 at September 30, 2018, compared to working capital of $618,105 at December 31, 2017. The increase in working capital was primarily attributable to the increase in account receivables, inventory, and advances to suppliers and the decrease in accounts payable, partially offset by the increase in due to shareholders and income tax payable.

Net cash provided by operating activities was $36,277 during the nine months ended September 30, 2018, as compared to net cash provided by operating activities of $3,506 for the nine months ended September 30, 2017. The increase in net cash provided by operating activities was primary attributable to the increase in net income, income tax payable, and due to shareholders, partially offset by the increase in accounts receivable and the decrease in accounts payable.

Net cash used in investing activities was $2,890 during the nine months ended September 30, 2018, as compared to $35,648 for the nine months ended September 30, 2017. The decrease in net cash used in investing activities mainly because we acquired all issued and outstanding shares of one of our subsidiaries in Taiwan in consideration of $30,562 in cash during the nine months ended September 30, 2017.

Net change in cash and cash equivalents was an increase of $33,235 for the nine months ended September 30, 2018, as compared to a decrease of $33,346 for the nine months ended September 30, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and interim Chief Financial Officer, concluded that our disclosure controls and procedures are not effective as of September 30, 2018.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures is also based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOS Inc.

Date: November 14, 2018	By:	/s/ He-Siang Yang
He-Siang Yang
Principal Executive Officer, Principal Financial Officer, President and Chairman of the Board

