Form 10-K
period 2018-12-31
EOS INC.
filed 2019-04-15
CIK 1651958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

EOS INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0873246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

372 Linsen N. Road, Suite 519,

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

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging Growth Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 29, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is approximately $45 million.

The number of shares of registrant’s common stock outstanding, as of March 28, 2019 was 64,122,997.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward looking statement can be guaranteed and actual future results may vary materially.

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

•	our growth strategies;

•	our anticipated future operation and profitability;

•	our future financing capabilities and anticipated need for working capital;

•	the anticipated trends in our industry;

•	acquisitions of other companies or assets that we might undertake in the future;

•	our operations in China and the regulatory, economic and political conditions in China; and

•	current and future competition.

In addition, factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

Item 1. Business.

Description of Business

General Information

Organizational Structure

EOS Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the State of Nevada on April 3, 2015.

On or about November 18, 2016, the Company formed EOS INC. TAIWAN BRANCH, a Taiwanese corporation (“EITB”) and the Company owns 100% of EITB.

During the year ended December 31, 2017, the Company paid the expenses of EITB in the amount of approximately $6,290. Additionally, the Company will continue to pay the expenses of EITB.

The principal executive office of EITB is located at 372, Linsen N. Road, Suite 519, Zhongshan District, Taipei City, 104, Taiwan (Republic of China). The Company reimburses EITB for the rent for that office, the average amount of which is approximately $370 per month.

Yu-Cheng Yang, a shareholder of the Company, is the sole director of EITB.

Yu-Hsiang Chia is the branch manager of EITB. Mr. Chia holds 2,700,000 shares of the Company’s common stock.

Emperor Star International Trade Co., Ltd., (“Emperor Star”), was incorporated on November 16, 2015 under the laws of Taiwan. Emperor Star is in the business of marketing and distributing various consumer products, including detergents, nutrition supplements, and skin care products.

On May 3, 2017, the Company entered into and closed a Share Purchase and Sale Agreement (the “Purchase Agreement”) with Emperor Star to acquire all of the issued and outstanding shares of Emperor Star in consideration of $30,562 in cash. As a result of the transaction, Emperor Star became the Company’s wholly owned subsidiary. Upon consummation of the transaction, the Company has assumed the business of Emperor Star and ceased to be a shell company. Yu-Hsiang Chia currently serves as the officer and director of Emperor Star.

We have never been a party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

General Business Overview

We market and distribute skin care products manufactured by A.C. (USA), Inc. (“A.C.”), which is headquartered in the City of Industry, California and has offices in Taiwan. We market and distribute A.C. skin care products to resellers who will recognize the needs of their targeted customers in various regions in Asia, such as People’s Republic of China (“PRC”), Singapore and Malaysia. We acquire the products from A.C.’s Taiwan warehouses. Our strategy is to target spas, department stores and specialty stores that sell similar skin products. As of the date of this annual report, we have sold the A.C. Products to local distributors and specialty stores.

The skin care products that we will distribute are designed to address various skin care needs. Those products include moisturizers, serums, cleansers, toners, body care, exfoliators, acne and oil correctors, facial masks, cleansing devices and sun care products. A number of those products are developed for use on particular areas of the body, such as the face or hands or around the eyes.

We believe the Company, together with its subsidiaries, distributes highly innovative personal care products and ecologically friendly cleaning products in Taiwan and plans to expand its distribution to China, Malaysia, and Thailand. Emperor Star’s product line includes anti-aging products that address the key signs of aging to reinvigorate and provide youthful energy and nutrition supplements. The Company stopped the line of ecologically friendly cleaning products in 2018.

In April 2018, we, through Emperor Star, started purchasing a type of water purifying machines from Cosminergy Hitech Development Co., Ltd. (“Cosminergy”) and reselling such water purifying machines in certain Asian countries and regions.

In addition, we provided inventory, membership and business management software that designed by CKS Information Co., Ltd. to our customers in the fiscal year of 2018.

Distribution Agreements

On May 1, 2015, we entered into a written Distribution Agreement with A.C. pursuant to which we have an exclusive right to market and distribute in Taiwan certain skin care products manufactured by A.C. for a period of 5 years (the “Distribution Agreement”). Pursuant to the provisions of the Distribution Agreement, we market and promote the A.C. Products as defined therein in the Territory as amended to include PRC, Singapore and Malaysia in addition to Taiwan. Accordingly, we are the exclusive distributor for those A.C. Products in the above Territories.

On April 30, 2018, we, through our Emperor Star, entered into a distribution agreement (the “Cosminergy Distribution Agreement”) with Cosminergy Hitech Development Co., Ltd. (Cosminergy”) pursuant to which we started purchasing a type of water purifying machines from Cosminergy and reselling the water purifying machines in certain Asian areas and countries. The term of the said distribution agreement shall expire on April 30, 2019.

Skin Care Products- A.C. Products

Moisturizing Mask – contains highly concentrated hydrating and anti-wrinkle ingredients that are specifically targeted for anti-wrinkle effects. This product adds moisture to the skin and brings out a natural healthy glow. Key ingredients are collagen, glycerin, hyaluronic acid, purified water and silk hydrolyzed protein. Rose water contributes a relaxing effect.

Acne Mask – contains a special formula that penetrates into the skin to clean pores, removes dirt and helps balance oil secretion. While purifying, Acne Mask, also, hydrates and moisturizes the skin with the designed calming and luminous effect. Ingredients include aloe vera extract, eucalyptus, lemon extract, hydrogenated castor oil, chamomile extract and sorbitol.

Levo-H Serum – is formulated to provide maximum hydration to the skin, as well as to reduce fine lines. After using this product, we hope the customers feel their skin moisturized and radiant.

Brightening Mask – contains concentrated L-ascorbic acid and natural botanical extracts that are good for evening skin tones and hydrating the skin. Application of the mask after exposure to sun can help minimize sun damage and clarify the skin. Key ingredients include carbopol, perfume, diglycerin, hyaluronic acid, aloe vera extract, mulberry extract, ginseng extract, collagen, rose water, hydrogenated castor oil, kojic acid and berry extract.

Levo-C Serum – is designed to diminish ultraviolet damages and even out overall skin tone. This product has a high concentrate L-ascorbic acid and can clarify skin, leaving it with a healthy glow.

Cosminergy Water Purifying Machines

The Cosminergy water purifying machines contain anion ceramic and silicon ceramic which can remove from water particles, sediments, chemical contaminants, like heavy metals and hydrogen sulfide to purify water. We believe the Cosminergy water purifying machines will be popular in the areas where the water quality is relatively poor. We believe the Cosminergy water purifying machines can effectively kill and stop the reproduction of bacteria in the water.

Marketing and Distribution

We believe our market is retailers who recognize the needs of the targeted consumers. Our strategy is to target spas, department stores and specialty stores that sell similar skin care products. We hope that our product positioning will assist in the marketing and distribution of those skin care products. We anticipate that we will reach our targeted reseller market by the following types of resellers:

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

We believe that the targeted in users of those skin care products are between the ages of 20 and 65 and are predominantly female. We believe they are urban professionals with at least some college level education. The targeted users have active lifestyles and are concerned about social and environmental issues. Mind and body wellness are important to them. They belong to a health club; take yoga, pilates or taichi lessons. The maintenance of a youthful appearance are a part of their life.

Cosminergy Water Purifying Machines

In 2018, we mainly distributed the Cosminergy water purifying machines in PRC (including Hong Kong), Taiwan and Singapore through retailers in those regions and countries.

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

Our principal competitors consist of large, well-known, multinational manufacturers and marketers of skin care products, most of which market and sell their products under multiple brand names. They include, among others, L’Oreal S.A., Shiseido Company, Ltd., Beiersdorf AG, LVMH Moet Hennessey Louis Vuitton, Coty, Inc., The Procter & Gamble Company, Avon Products, Inc., Chanel S.A., and Clarins Group. We also face competition from a number of independent brands, as well as some retailers that have developed their own skin care brands. Certain of our competitors may also have ownership interests in retailers that are customers of ours.

With respect to the water purifiers, we face competition from a large number of water purifiers with similar functions. A lot of the competitors in this industry, such as Dyson and Berkey Filters, may have established brands, broad distribution network and sufficient financial resources.

Patents and Trademarks

At the present we do not have any patents or trademarks.

Need for any Government Approval

There is no approval required for the marketing and distribution of those A.C. Products in Taiwan; provided, however, pursuant to the Statute for the Control of Cosmetic Hygiene promulgated by the Ministry of Health and Welfare in Taiwan, we are required to file an application with the Ministry of Health and Welfare in Taiwan for reference purposes.

We have been informed by appropriate representatives of A.C. that the skin care products we plan to market and distribute pursuant to the Distribution Agreement are classified as cosmetics not containing any medical, poisonous or potent drugs under the Republic of China Statute for Control of Cosmetic Hygiene. Accordingly, those products are not necessarily subject to any inspection to obtain approval for their sales. The labeling of those packages clearly indicate in Chinese the name and address of the manufacturer, the name of the product, the ingredients, the usage and directions, the weight, the manufacturing date, the expiration date, the name and address of the importer. We were informed by those representatives that those skin care products are, currently, appropriate for marketing and distribution in Taiwan. In the year of 2018, the Customs of Hong Kong, Malaysia and Singapore approved the imports of the A.C. Products that we brought to the three regions and countries. We were in the process of preparing additional documents for the Customs of the PRC with respect to the imports of the A.C. Products.

Environmental Laws

Our operations focused on sales and distribution and therefore are not subject to any environmental laws.

Employees and Employment Agreements of the Company, EITB and Emperor Star

The Company, EITB and Emperor Star have a total of nine employees. Our President, He Siang Yang, who, currently, devotes 20 or more hours a week to our business, is responsible for the primary operation of our business. There is no outstanding employment agreement.

Currently, EITB has one employee, its branch manager, Yu-Hsiang Chia, currently devotes up to 4 hours per week to EITB.

Currently, Emperor Star has nine employees. Emperor Star’s branch manager, Yu-Hsiang Chia, currently devotes up to 36 hours per week to Emperor Star.

12 Month Growth Strategy

Our goal is to maximize shareholder value. To achieve that goal, we intend to expand our operations and evaluate and cultivate new and alternative revenue generating opportunities. We are committed to marketing and distributing skin care products. While strategic and wisely executed marketing campaigns are key to expanding our operations; offering innovative skin care products should position us in the best possible way for long term success.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real property. Our business is presently operated at 372 Linsen N. Road, Suite 519, Zhongshan District, Taipei City, 104, Taiwan (Republic of China). The monthly rent for the office space was $1,280 and the lease for that office space will expire on June 30, 2019. We do not plan to renew the office lease and are currently looking for a new office space to accommodate the business expansion.

Item 3. Legal Proceedings.

We are currently not a party to any material legal or administrative proceedings and are not aware of any pending legal or administrative proceedings against us. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the OTCQB under the symbol “EOSS.” There has not been any significant trading to date in the Company’s common stock. The table below presents the high and low bid for our common stock for each quarter for the years ended December 31, 2018 and 2017. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	High	Low
Year ended December 31, 2018
1st Quarter	$2.00	$1.00
2nd Quarter	$1.99	$0.54
3rd Quarter	$2.50	$1.00
4th Quarter	$2.25	$0.55

Year ended December 31, 2017
1st Quarter	$4.30	$4.30
2nd Quarter	$1.80	$1.80
3rd Quarter	$1.70	$1.53
4th Quarter	$1.40	$1.40

There were approximately 166 holders of record of our common stock as of March 28, 2019.

Common Stock

As of March 28, 2019, the outstanding number of shares of our common stock was 64,122,997. All our outstanding common shares are legally issued, fully paid and non-assessable.

Each share of our common stock entitles the shareholder one vote on any and all matters such shareholder is entitled to vote at a shareholders’ annual or special meeting. There are no cumulative voting rights, which mean that the shareholder or shareholders owning 50% of the issued and outstanding shares in our capital stock can elect the entire board of directors. Therefore, any shareholder or shareholders, cumulatively with less than 50% of the voting power, cannot elect any director to the board of directors on their won. Pursuant to the provisions of Section 78.320 of the Nevada Revised Statues (the “NRS”), at least a majority of the outstanding shares of capital stock entitled to vote must be present, in person or by proxy, at any meeting in favor of the action exceeds the number of votes cast in opposition to the action, provided, however, that directors may be elected by a plurality of the votes of the shares present at the meeting and entitled to vote. Certain fundamental corporate changes, such as the liquidation and business combination, require the approval of holders of a majority of the outstanding shares entitled to vote.

Holders of our common stock have no pre-emptive rights nor conversion rights. There are no redemption or sinking fund provisions applicable to our common stock.

Preferred Stock

At present, we have no preferred stock authorized.

Dividends

The holders of our common stock are entitled to receive dividends on a pro rata based on the number of shares held, when and if declared by our Board of Directors, from funds legally available for that purpose. NRS Section 78.288 prohibits us from declaring dividends where, after giving effect to the distribution of the dividend we would not be able to pay our debts as they become due in the normal course of business; or except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution. We do not, however, intend to pay any dividends in the foreseeable future and currently intend to retain all future earnings to finance our business.

Our shareholders are not entitled to preference as to dividends or interest; pre-emptive rights to purchase new issues of shares; preference upon liquidation; or any other special rights or preferences.

There are no restrictions on dividends under any loan or other financing arrangements.

We paid no dividends on our common stock in the fiscal year of 2018. We do not have a policy of paying regular dividends and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors and will depend on business conditions, our financial earnings and other factors.

Outstanding Stock Options, Warrants and Convertible Securities

We have no outstanding stock options, warrants or convertible securities.

Equity Compensation Plans, Bonus Plans

We have no equity incentive plans outstanding. None have been approved. We have no Compensation Committee.

Pension Benefits

We do not have any defined benefit pension plans.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Debt Securities

We have no debt securities outstanding.

Repurchase Programs

There is currently no share repurchase program pending.

Recent Transactions Involving Unregistered Securities

On January 15, 2019, A-Best Wire Harness & Components Co., Ltd. (“A-Best”), a company formed under the laws of Taiwan, and Ing Ming Lai, a Taiwanese individual and the majority shareholder of A-Best, and us entered into an Investment Cooperation Agreement (the “Investment Agreement”), pursuant to which we shall issue 10 million shares of our common stock to Ing Ming Lai to purchase twenty percent (20%) of the issued and outstanding equity in A-Best, exclusive distribution right of A-Best’s micro ceramic magnetic resonance speakers in the world, and perpetual licensing right to all the intellectual property rights, including without limitation the three patents registered in China, U.S. and Taiwan, owned by A-Best and Ing Ming Lai that relate to A-Best’s micro ceramic magnetic resonance speakers. We are in the process of consummating this transaction.

Item 6. Selected Financial Data.

As a smaller reporting company, we are not required to provide the information under this item.

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

Overview

Description of Business

General Information

EOS Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the State of Nevada on April 3, 2015.

On or about November 18, 2016, the Company formed EOS INC. TAIWAN BRANCH, a Taiwanese corporation (“EITB”) and the Company owns 100% of EITB.

During the year ended December 31, 2017, the Company paid the expenses of EITB in the amount of approximately $6,290. Additionally, the Company will continue to pay the expenses of EITB.

The principal executive office of EITB is located at 372, Linsen N. Road, Suite 519, Zhongshan District, Taipei City, 104, Taiwan (Republic of China). The Company reimburses EITB for the rent for that office, the average amount of which is approximately $370 per month.

Yu-Cheng Yang, a shareholder of the Company, is the sole director of EITB.

Yu-Hsiang Chia is the branch manager of EITB. Mr. Chia holds 2,700,000 shares of the Company’s common stock.

Emperor Star International Trade Co., Ltd., (“Emperor Star”), was incorporated on November 16, 2015 under the laws of Taiwan. Emperor Star is in the business of marketing and distributing various consumer products, including detergents, nutrition supplements, and skin care products.

On May 3, 2017, the Company entered into and closed a Share Purchase and Sale Agreement (the “Purchase Agreement”) with Emperor Star to acquire all issued and outstanding shares of Emperor Star in consideration of $30,562 in cash. As a result of the transaction, Emperor Star became the Company’s wholly owned subsidiary. Upon consummation of the transaction, the Company has assumed the business of Emperor Star and ceased to be a shell company. Yu-Hsiang Chia currently serves as the officer and director of Emperor Star.

We have never been a party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

General Business Overview

We market and distribute skin care products manufactured by A.C. (USA), Inc. (“A.C.”), which is headquartered in the City of Industry, California and has offices in Taiwan. We market and distribute A.C. skin care products to resellers who will recognize the needs of their targeted customers in various regions in Asia, such as People’s Republic of China (“PRC”), Singapore and Malaysia. We acquire the products from A.C.’s Taiwan warehouses. Our strategy is to target spas, department stores and specialty stores that sell similar skin products. As of the date of this annual report, we have sold the A.C. Products to local distributors and specialty stores.

The skin care products that we will distribute are designed to address various skin care needs. Those products include moisturizers, serums, cleansers, toners, body care, exfoliators, acne and oil correctors, facial masks, cleansing devices and sun care products. A number of those products are developed for use on particular areas of the body, such as the face or hands or around the eyes.

We believe the Company, together with its subsidiaries, distributes highly innovative personal care products and ecologically friendly cleaning products in Taiwan and plans to expand its distribution to China, Malaysia, and Thailand. Emperor Star’s product line includes anti-aging products that address the key signs of aging to reinvigorate and provide youthful energy and nutrition supplements. The Company stopped the line of ecologically friendly cleaning products in 2018.

In April 2018, we, through our Emperor Star, started purchasing a type of water purifying machines from Cosminergy Hitech Development Co., Ltd. (“Cosminergy”) and reselling the water purifying machines in certain Asian areas and countries. The sales generated from selling the water purifying machines for the year ended December 31, 2018 were $556,600, accounting for approximately 31.30% of the total revenue of the said period.

In addition, we provided inventory, membership and business management software that designed by CKS Information Co., Ltd. to our customers in the fiscal year of 2018.

Distribution Agreement

On May 1, 2015, we entered into a written Distribution Agreement with A.C. pursuant to which we have an exclusive right to market and distribute in Taiwan certain skin care products manufactured by A.C. for a period of 5 years (the “Distribution Agreement”). Pursuant to the provisions of the Distribution Agreement, we will market and promote the A.C. Products as defined therein in Taiwan. Accordingly, we are the exclusive distributor for those A.C. Products in Taiwan.

On April 30, 2018, we, through our Emperor Star, entered into a distribution agreement (the “Cosminergy Distribution Agreement”) with Cosminergy Hitech Development Co., Ltd. (Cosminergy”) pursuant to which we started purchasing a type of water purifying machines from Cosminergy and reselling the water purifying machines in certain Asian areas and countries. The term of the said distribution agreement shall expire on April 30, 2019.

Critical Accounting Policies and Estimates

Principles of Consolidation

The accompanying unaudited consolidated financial statements, including the accounts of EOS Inc. and its wholly owned subsidiaries in Taiwan and British Virgin Islands, have been prepared in conformity with accounting principles generally accepted in the United States of America. Since the Company and Emperor Star are entities under common control prior to the acquisition of Emperor Star, the transaction is accounted for as a restructuring transaction. All the assets and liabilities of Emperor Star were transferred to the Company at their respective carrying amounts on the date of transaction. The Company has recast prior period financial statements to reflect the conveyance of Emperor Star’s common shares as if the restructuring transaction had occurred as of the earliest date of the financial statements. All material intercompany accounts, transactions, and profits have been eliminated in consolidation. The nature of and effects on earnings per share (EPS) of nonrecurring intra-entity transactions involving long-term assets and liabilities is not required to be eliminated and EPS amounts have been recast to include the earnings (or losses) of the transferred net assets.

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

Classification

Certain classifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net income nor retained earnings.

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

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally is five years. Depreciation expense is $2,510 and $1,143 for the years ended December 31, 2018 and 2017, respectively.

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

Revenue Recognition

During the fiscal year 2018, the Company has adopted Accounting Standards Codification (“ASC”), Topic 606 (ASC 606), Revenue from Contracts with Customers, using the modified retrospective method to all contracts that were not completed as of January 1, 2018. The Company recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of accumulated deficit at the beginning of 2018. The results for the Company’s reporting periods beginning on and after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Based on the Company’s review of existing sales contracts as of January 1, 2018, the Company concluded that the adoption of the new guidance did not have a significant change on the Company’s revenue during all periods presented.

Pursuant to ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines is within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration the Company is entitled to in exchange for the goods or services the Company transfers to the customers. At inception of the contract, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Merchandise Sales: The Company recognizes sales revenues from merchandise sales when customers obtain control of the Company’s products, which typically occurs upon delivery to customer. Merchandise sales revenues are recorded at the sales price, or “transaction price”.

Trade discount and allowances: The Company generally does not provide invoice discounts on product sales to its customers for prompt payment.

Product returns: The Company generally does not provide customers with the right to return a product for a full or partial refund, a credit, or an exchange for another product.

To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal.

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the year ended December 31, 2018:
Nutrition supplement	$503,049
Skin care product	630,796
Water purifier machine	556,600
Software	86,320
Others	1,180
Total	$1,777,945

Revenue by Geography

For the year ended December 31, 2018:
Asia Pacific	$1,777,945
Total	$1,777,945

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $13,299 and $50 for the years ended December 31, 2018 and 2017, respectively.

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $7,958 and $1,629 for the years ended December 31, 2018 and 2017, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

14

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

Net Income Per Share

Basic income per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. For the years ended December 31, 2018 and 2017, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Concentration of Credit Risk

Cash and cash equivalents: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions, but these investments may be in excess of Taiwan Central Deposit Insurance Corporation’s insurance limits. The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas.

Customers: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the year ended December 31, 2018, two customers accounted for more than 10% of the Company’s total revenues, representing approximately 69% and 16% of its total revenues, and 69% and 13% of accounts receivable in aggregate at December 31, 2018

Customer	Net sales for the year ended December 31, 2018	Accounts receivable balance as of December 31, 2018
A	$1,235,203	$1,263,833
B	279,405	237,980

For the year ended December 31, 2017, four customers accounted for more than 10% of the Company’s total revenues, represented approximately 39%, 25%, 24% and 12% of its total revenues, and 71%, 0%, 27% and 0% of accounts receivable in aggregate at December 31, 2017, respectively.

Customer	Net sales for the year ended December 31, 2017		Accounts receivable balance as of December 31, 2017
A	$582,973	*	$561,978
C	$371,043	*	$-
D	$365,815	*	$224,203
E	$186,266	*	$-

Suppliers: The Company’s inventory is purchased from various suppliers. For the year ended December 31, 2018, three suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 41%, 23%, and 16% of total net purchase, and 0% of accounts payable in aggregate at December 31, 2018, respectively:

Supplier	Net purchase for the year ended December 31, 2018	Accounts payable balance as of December 31, 2018
A	$50,529	$-
B	$28,371	$-
C	$19,620	$-

For the year ended December, 2017, three suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 45%, 33% and 17% of total net purchase, and 0%, 92% and 0% of accounts payable in aggregate at December 31, 2017, respectively:

Supplier	Net purchase for the year ended December 31, 2017	Accounts payable balance as of December 31, 2017
B	$123,878	$-
D	$92,046	$34,221
E	$45,941	$-

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (ASC 842), which was amended by ASU 2018-11, Leases (ASC 842): Targeted Improvements. The new guidance requires lessee recognition on the balance sheet of a right-of-use (ROU) asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis. Finally, it requires classification of all cash payments within operating activities in the statement of cash flows. The standard is effective for public companies for fiscal years beginning after December 15, 2018 and early adoption is permitted. The standard requires a transition adoption election using either 1) a modified retrospective approach with periods prior to the adoption date being recast or 2) a prospective adoption approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. The Company anticipates adopting this standard with an effective date of January 1, 2019 using the prospective adoption approach. The Company has evaluated the changes from this standard to its future financial reporting and disclosures, and has designed and implemented related processes and controls to address these changes. The Company believes the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for its office operating lease; and (2) providing significant new disclosures about its leasing activities related to the amount, timing and uncertainty of cash flows arising from leases. The Company is continuing its assessment, which may identify additional impacts this guidance will have on its financial statements and disclosures.

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 118 (as further clarified by FASB ASU 2018-05, Income Taxes (Topic 740): “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”) to provide guidance for companies that may not have completed their accounting for the income tax effects of the Tax Cut and Jobs Act (“Tax Act”) in the period of enactment, which is the period that includes December 22, 2017. SAB No. 118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Act. SAB No. 118 provides guidance where: (i) the accounting for the income tax effect of the Tax Act is complete and reported in the Tax Act’s enactment period, (ii) the accounting for the income tax effect of the Tax Act is incomplete and reported as provisional amounts based on reasonable estimates (to the extent determinable) subject to adjustments during a limited measurement period until complete, and (iii) accounting for the income tax effect of the Tax Act is not reasonably estimable (no related provisional amounts are reported in the enactment period) and entities would continue to apply accounting based on tax law provisions in effect prior to the Tax Act enactment until provisional amounts are reasonably estimable. SAB No. 118 requires disclosure of the reasons for incomplete accounting additional information or analysis needed, among other relevant information. The Company is continuing to gather additional information to determine the final impact.

In February 2018, the FASB issued ASU No, 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the impact of adopting this new guidance on its financial position, results of operations, statement of comprehensive income, and cash flows.

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

Results of Operations

The following presents the consolidated results of the Company for the years ended December 31, 2018 and December 31, 2017.

Net Revenue:

Net revenue was $1,777,945 for the year ended December 31, 2018, representing an increase of $268,065, or 17.75%, as compared to $1,509,880 for the year ended December 31, 2017. The increase was primarily due to the increase in sales of skin care products and water purifiers.

Cost of Sales:

Cost of sales was $216,505 for the year ended December 31, 2018, representing a decrease of $61,202, or 22.03%, as compared to $277,707 for the year ended December 31, 2017. The decrease was mainly because the unit cost of water purifier products was lower than the skin care products and nutrition supplement products.

Gross Profit:

Gross Profit was $1,561,440 for the year ended December 31, 2018, compared to $1,232,173 for the year ended December 31, 2017. Gross profit as a percentage of net sales was approximately 87.94% for the year ended December 31, 2018, compared to approximately 81.61% in the same period in 2017. The change in gross profit margin was because more skin care products and water purifiers with higher yield margin were sold during the year ended December 31, 2018.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses have increased to $547,680 for the year ended December 31, 2018, representing an increase of $196,640 or 56.02%, as compared to $351,040 for the year ended December 31, 2017. The increase in general and administrative expenses was primarily attributable to the increase in accounting, legal and professional fees of $80,000 and payroll expenses of $106,137.

Income (Loss) from Operations:

Income (loss) from operations was $1,013,760 for the year ended December 31, 2018 compared to $881,133 for the year ended December 31, 2017, representing an increase of $132,627 or15.02%. The increase was mainly due to the increase in sales of higher yield margin skin care products and water purifiers, partially offset by the increase in selling, general and administrative expenses.

Other Income (expenses):

Other income (expenses) was $33,360 for the year ended December 31, 2018, as compared to $49,547 for the year ended December 31, 2017, reflecting a decrease of $16,187 or (32.67)%. The decrease was primarily attributable to the decrease in other income for service fees due from related parties, partially offset by the gain on foreign currency exchange.

Net Income (Loss):

As a result of the above factors, we had net income of $1,029,325 for the year ended December 31, 2018 as compared to $890,972 for the year ended December 31, 2017, representing an increase of $138,353 or 15.53%.

Liquidity and Capital Resources

Cash and cash equivalents were $36,130 at December 31, 2018 and $24,610 at December 31, 2017. Our total current assets were $1,927,538 at December 31, 2018, as compared to $833,633 at December 31, 2017. Our total current liabilities were 299,092 at December 31, 2018, as compared to $215,528 at December 31, 2017.

We had working capital of $1,628,446 at December 31, 2018, compared to working capital of $618,105 at December 31, 2017. The increase in working capital was primarily attributable to the increase in account receivables, partially offset by the increase in due to shareholders.

Net cash provided by operating activities was $13,505 during the year ended December 31, 2018, as compared to $15,788during the year ended December 31, 2017. The decrease in net cash flow provided by operating activities was primary attributable to the increase in accounts receivable, partially offset by the increase in net income and due to shareholders.

Net cash used in investing activities was $2,869 during the year ended December 31, 2018, as compared to $35,664 for the year ended December 31, 2017. The decrease in net cash used in investing activities mainly because we acquired all issued and outstanding shares of one of our subsidiaries in Taiwan in consideration of $30,562 in cash during the year ended December 31, 2017.

We did not have net cash flow provided by financing activities in the year ended December 31, 2018 and 2017.

Net change in cash and cash equivalents was an increase of $11,520 for the year ended December 31, 2018, as compared to a decrease of $17,476 for the year ended December 31, 2017.

Capital Expenditures

Total capital expenditures during the year ended December 31, 2018 and the year ended December 31, 2017 were $2,869 and $5,102, respectively.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2018.

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

Item 8. Financial Statements and Supplementary Data.

FINANCIAL STATEMENT SCHEDULES

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EOS Inc. and its subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheets of EOS Inc. and its subsidiaries ( “the Company”) as of December 31, 2018 and 2017, the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with the U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Diamond Bar, California

March 20, 2019

KCCW Accountancy Corp. 3333 South Brea Canyon Rd. Suite 206, Diamond Bar, CA 91765, USA Tel: +1 909 348 7228 • Fax: +1 909 895 4155 • info@kccwcpa.com

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
Assets
Current Assets
Cash and cash equivalents	$36,130	$24,610
Accounts receivable	464,937	-
Accounts receivable – related parties	1,365,321	786,181
Inventory	7,211	88
Advance to suppliers	25,879	4,150
Prepaid expenses	28,060	18,604
Total current assets	1,927,538	833,633

Property and equipment, net	7,650	7,536
Security deposit	2,693	7,842
Total Assets	$1,937,881	$849,011

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$46,400	$37,248
Accrued expenses	66,466	44,677
Due to shareholders	147,281	97,573
Income tax payable	38,945	36,030
Total current liabilities	299,092	215,528

Total liabilities	299,092	215,528

Stockholders’ Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 64,122,997 shares issued and outstanding	64,123	64,123
Additional paid-in capital	90,000	90,000
Retained earnings	1,496,131	466,806
Accumulated other comprehensive income (loss)	(11,465)	12,554
Total stockholders’ equity	1,638,789	633,483

Total Liabilities and Stockholders’ Equity	$1,937,881	$849,011

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2018	2017
Net Sales
Net sales	$536,616	$3,783
Net sales – related parties	1,241,329	1,506,097
Total	1,777,945	1,509,880

Cost of sales	216,505	277,707

Gross profit	1,561,440	1,232,173

Selling, general and administrative expenses	547,680	351,040

Income from operations	1,013,760	881,133

Other income (expense)
Interest income	81	41
Other income	1,991	24
Other income – related parties	-	60,138
Gain (loss) on foreign currency exchange	31,288	(10,656)
Total other income	33,360	49,547

Income before income tax provision	1,047,120	930,680

Income tax provision	17,795	39,708

Net Income	$1,029,325	$890,972

Comprehensive Income:
Net income	$1,029,325	$890,972
Foreign currency translation adjustment, net of tax	(24,019)	12,014
Comprehensive Income	$1,005,306	$902,986

Net loss per share:
Basic and diluted	$0.02	$0.01

Weighted average number of common shares:
Basic and diluted	64,122,997	64,122,997

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Balance at December 31, 2016	64,122,997	$64,123	$90,000	$(424,166)	$540	$(269,503)
Foreign currency translation adjustment	-	-	-	-	12,014	12,014
Net Income	-	-	-	890,972	-	890,972
Balance at December 31, 2017	64,122,997	$64,123	$90,000	$466,806	$12,554	$633,483
Foreign currency translation adjustment	-	-	-	-	(24,019)	(24,019)
Net Income	-	-	-	1,029,325	-	1,029,325
Balance at December 31, 2018	64,122,997	$64,123	$90,000	$1,496,131	$(11,465)	$1,638,789

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017
Cash Flows from Operating Activities
Net income	$1,029,325	$890,972
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,510	1,143
Loss (gain) on foreign currency exchange	(31,288)	10,656
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(1,042,657)	(777,143)
Decrease (increase) in inventory	(7,240)	1,959
Decrease (increase) in advance to suppliers	(22,210)	(4,046)
Decrease (increase) in prepaid expense and other assets	(5,226)	(16,346)
Increase (decrease) in accounts payable	9,757	33,354
Increase (decrease) in accrued expenses	23,147	19,125
Increase (decrease) in income tax payable	4,122	35,127
Increase (decrease) in advance from customers	-	(37,085)
Increase (decrease) in due to shareholders	53,265	(141,928)
Net cash provided by operating activities	13,505	15,788

Cash flows from investing activities
Purchase of equipment	(2,869)	(5,102)
Acquisition of subsidiary equity interest	-	(30,562)
Net cash used in investing activities	(2,869)	(35,664)

Effect of exchange rate changes on cash and cash equivalents	884	2,400
Net increase (decrease) in cash and cash equivalents	11,520	(17,476)

Cash and Cash Equivalents
Beginning	24,610	42,086
Ending	$36,130	$24,610
Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-
Income taxes	$13,673	$1,528

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDAED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Note 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Organization

EOS Inc. was incorporated on April 3, 2015 in the State of Nevada. The Company’s business plan is to market and distribute skin care products, including masks and serums.

On November 18, 2016, the Company has set up a wholly-owned subsidiary in Taiwan to assist the Company to promote the business in Taiwan.

Emperor Star International Trade Co., Ltd., (“Emperor Star”), was incorporated on November 16, 2015 under the laws of Taiwan. Emperor Star is in the business of marketing and distribution of various products, including nutrition supplements, skin care products, and water purifiers.

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

On September 20, 2018, the Company set up another wholly-owned subsidiary, EOS International Inc. (“EOS(BVI)”), under the laws of British Virgin Islands. EOS(BVI) is in the business of marketing and distribution of various products, including nutrition supplements, skin care products, and water purifiers.

Principles of Consolidation

The accompanying unaudited consolidated financial statements, including the accounts of EOS Inc. and its wholly owned subsidiaries in Taiwan and British Virgin Islands, have been prepared in conformity with accounting principles generally accepted in the United States of America. Since the Company and Emperor Star are entities under common control prior to the acquisition of Emperor Star, the transaction is accounted for as a restructuring transaction. All the assets and liabilities of Emperor Star were transferred to the Company at their respective carrying amounts on the date of transaction. The Company has recast prior period financial statements to reflect the conveyance of Emperor Star’s common shares as if the restructuring transaction had occurred as of the earliest date of the financial statements. All material intercompany accounts, transactions, and profits have been eliminated in consolidation. The nature of and effects on earnings per share (EPS) of nonrecurring intra-entity transactions involving long-term assets and liabilities is not required to be eliminated and EPS amounts have been recast to include the earnings (or losses) of the transferred net assets.

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

Classification

Certain classifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net income nor retained earnings.

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

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally is five years. Depreciation expense is $2,510 and $1,143 for the years ended December 31, 2018 and 2017, respectively.

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

Revenue Recognition

During the fiscal year 2018, the Company has adopted Accounting Standards Codification (“ASC”), Topic 606 (ASC 606), Revenue from Contracts with Customers, using the modified retrospective method to all contracts that were not completed as of January 1, 2018. The Company recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of accumulated deficit at the beginning of 2018. The results for the Company’s reporting periods beginning on and after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Based on the Company’s review of existing sales contracts as of January 1, 2018, the Company concluded that the adoption of the new guidance did not have a significant change on the Company’s revenue during all periods presented.

Pursuant to ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines is within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration the Company is entitled to in exchange for the goods or services the Company transfers to the customers. At inception of the contract, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Merchandise Sales: The Company recognizes sales revenues from merchandise sales when customers obtain control of the Company’s products, which typically occurs upon delivery to customer. Merchandise sales revenues are recorded at the sales price, or “transaction price”.

Trade discount and allowances: The Company generally does not provide invoice discounts on product sales to its customers for prompt payment.

Product returns: The Company generally does not provide customers with the right to return a product for a full or partial refund, a credit, or an exchange for another product.

To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal.

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the year ended December 31, 2018:
Nutrition supplement	$503,049
Skin care product	630,796
Water purifier machine	556,600
Software	86,320
Others	1,180
Total	$1,777,945

Revenue by Geography

For the year ended December 31, 2018:
Asia Pacific	$1,777,945
Total	$1,777,945

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $13,299 and $50 for the years ended December 31, 2018 and 2017, respectively.

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $7,958 and $1,629 for the years ended December 31, 2018 and 2017, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Net Income Per Share

Basic income per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. For the years ended December 31, 2018 and 2017, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Concentration of Credit Risk

Cash and cash equivalents: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions, but these investments may be in excess of Taiwan Central Deposit Insurance Corporation’s insurance limits. The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas.

Customers: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the year ended December 31, 2018, two customers accounted for more than 10% of the Company’s total revenues, representing approximately 69% and 16% of its total revenues, and 69% and 13% of accounts receivable in aggregate at December 31, 2018

Customer	Net sales for the year ended December 31, 2018		Accounts receivable balance as of December 31, 2018
A	$1,235,203	*	$1,263,833
B	279,405		237,980

For the year ended December 31, 2017, four customers accounted for more than 10% of the Company’s total revenues, represented approximately 39%, 25%, 24% and 12% of its total revenues, and 71%, 0%, 27% and 0% of accounts receivable in aggregate at December 31, 2017, respectively.

Customer	Net sales for the year ended December 31, 2017		Accounts receivable balance as of December 31, 2017
A	$582,973	*	$561,978
C	$371,043	*	$-
D	$365,815	*	$224,203
E	$186,266	*	$-

*Related party transactions (See Note 2).

Suppliers: The Company’s inventory is purchased from various suppliers. For the year ended December 31, 2018, three suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 41%, 23%, and 16% of total net purchase, and 0% of accounts payable in aggregate at December 31, 2018, respectively:

Supplier	Net purchase for the year ended December 31, 2018	Accounts payable balance as of December 31, 2018
A	$50,529	$-
B	$28,371	$-
C	$19,620	$-

For the year ended December, 2017, three suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 45%, 33% and 17% of total net purchase, and 0%, 92% and 0% of accounts payable in aggregate at December 31, 2017, respectively:

Supplier	Net purchase for the year ended December 31, 2017	Accounts payable balance as of December 31, 2017
B	$123,878	$-
D	$92,046	$34,221
E	$45,941	$-

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (ASC 842), which was amended by ASU 2018-11, Leases (ASC 842): Targeted Improvements. The new guidance requires lessee recognition on the balance sheet of a right-of-use (ROU) asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis. Finally, it requires classification of all cash payments within operating activities in the statement of cash flows. The standard is effective for public companies for fiscal years beginning after December 15, 2018 and early adoption is permitted. The standard requires a transition adoption election using either 1) a modified retrospective approach with periods prior to the adoption date being recast or 2) a prospective adoption approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. The Company anticipates adopting this standard with an effective date of January 1, 2019 using the prospective adoption approach. The Company has evaluated the changes from this standard to its future financial reporting and disclosures, and has designed and implemented related processes and controls to address these changes. The Company believes the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for its office operating lease; and (2) providing significant new disclosures about its leasing activities related to the amount, timing and uncertainty of cash flows arising from leases. The Company is continuing its assessment, which may identify additional impacts this guidance will have on its financial statements and disclosures.

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 118 (as further clarified by FASB ASU 2018-05, Income Taxes (Topic 740): “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”) to provide guidance for companies that may not have completed their accounting for the income tax effects of the Tax Cut and Jobs Act (“Tax Act”) in the period of enactment, which is the period that includes December 22, 2017. SAB No. 118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Act. SAB No. 118 provides guidance where: (i) the accounting for the income tax effect of the Tax Act is complete and reported in the Tax Act’s enactment period, (ii) the accounting for the income tax effect of the Tax Act is incomplete and reported as provisional amounts based on reasonable estimates (to the extent determinable) subject to adjustments during a limited measurement period until complete, and (iii) accounting for the income tax effect of the Tax Act is not reasonably estimable (no related provisional amounts are reported in the enactment period) and entities would continue to apply accounting based on tax law provisions in effect prior to the Tax Act enactment until provisional amounts are reasonably estimable. SAB No. 118 requires disclosure of the reasons for incomplete accounting additional information or analysis needed, among other relevant information. The Company is continuing to gather additional information to determine the final impact.

In February 2018, the FASB issued ASU No, 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the impact of adopting this new guidance on its financial position, results of operations, statement of comprehensive income, and cash flows.

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

Note 2. RELATED PARTY TRANSACTIONS

Related party - Sales

(1)	The Company had sales to EOS Trading Co., Ltd., (the “EOS Trading”), a Hong Kong company owned by the officer, director, and shareholder of the Company, in an aggregate amount of $0 and $371,043 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, accounts receivable balance was $0.

(2)	The Company had sales to EOS Venture International Pte Ltd., (the “EOS Venture”), a Singapore company. The EOS Trading provides financial aids to EOS Venture. In addition, Mr. He-Siang Yang, the officer, director, and shareholder of the Company, is the key person who can significantly affect the economic performance of EOS Venture. The sales amounted to $4,010 and $365,815 for years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, accounts receivable balance was $101,488 and $224,203, respectively.

(3)	The Company had sales to Fortune King (HK) Trading Limited, (the “Fortune King”), a Hong Kong company. The founder and officer of Fortune King is also one of the shareholders of EOS Inc. The sales amounted to $1,235,203 and $582,973 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, accounts receivable balance was $1,263,833 and $561,978, respectively.

(4)	The Company had sales to Able Vision Ltd., (“ABLE Vision”), a Seychelles corporation owned by one of shareholders of the Company, in an aggregate amount of $0 and $186,266 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, accounts receivable balance was $0.

Due to shareholders

The Company has advanced funds from one of its directors and shareholder for working capital purposes. As of December 31, 2018 and 2017, there were $147,281 and $97,573 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

Note 3. INCOME TAXES

United States

EOS, Inc. is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. As of December 31, 2018, the Company had net operating loss carry forwards of $531,218 that may be available to reduce future years’ taxable income through 2038. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100 % valuation allowance has offset deferred tax asset resulting from the net operating losses.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of December 31, 2018 and 2017, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at December 31, 2018 and 2017 resulted in a net effect of $0 discrete tax expenses (benefit). The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

British Virgin Islands

EOS International Inc. is incorporated in British Virgin Islands and are not required to pay income tax.

Taiwan

The subsidiary of EOS Inc. and Emperor Star are incorporated in Taiwan. According to the amendments to the “Taiwan Income Tax Act” enacted by the office of the President of Taiwan on February 7, 2018, an increase in the statutory income tax rate from 17% to 20% and decrease in the undistributed earning tax from 10% to 5% are effective from January 1, 2018. This increase in the statutory income tax rate will affect the amounts of the current and deferred taxes recognized as of December 31, 2018. The Company is continuing to gather additional information to determine the final impact.

Provision for income tax consists of the following:

	For the Years Ended December 31,
	2018	2017
Current income tax
U.S.	$-	$-
Taiwan	17,795	39,708
Sub total	17,795	39,708
Deferred income tax
U.S.
Deferred tax assets for NOL carryforwards	(30,245)	(17,096)
Valuation allowance	30,245	17,096
Net changes in deferred income tax (benefit)	-	-
Total provision income tax	$17,795	$39,708

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Years Ended December31,
	2018	2017

U.S. statutory income tax rate	21%	34%
Taiwan unified income tax rate	20%	17%
Provisional remeasurement of deferred taxes (U.S.)	-	(13)%
Changes in valuation allowance	(21)%	(21)%
Other	(18)%	(13)%
Effective combined income tax rate	2%	4%

Significant components of the Company’s deferred taxes as of December 31, 2018 and 2017 were as follows:

	December 31,	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$111,556	$81,311
Less: Valuation allowance	(111,556)	(81,311)
Deferred tax assets, net	$-	$-

Note 4. COMMITMENT

Operating lease commitments consist of leases for office space and copy machines under various operating lease agreements which expire in December 2019. Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms.

Future minimum lease payments under the operating leases are summarized as follows:

As of December 31,	Amount
2019	$8,515
Total	$8,515

Note 5. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of December 31, 2018 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

******

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Report of Internal Control over Financial Reporting

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018, the end of the year covered by this annual report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who is the same person and our sole employee. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and our very limited staff, our disclosure controls were not effective as of December 31, 2018, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure. This Annual Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions and (iv) the absence of any independent directors. Therefore, our internal controls over financial reporting were not effective as of December 31, 2018.

Management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. The lack of any separation of duties, with the same person, who is our only employee who serves as both chief executive officer and chief financial officer, and who does not have an accounting background and serves on a part-time basis, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

Due to our size and nature, segregation of all conflicting duties is not possible. However, to the extent possible, we plan to implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals if and when we have sufficient income to enable us to hire such individuals, and we cannot give any assurance that we will be able to hire such personnel. Our financial condition makes it difficult for us to implement a system of internal controls over financial reporting.

Until we generate significantly greater revenues and employ accounting personnel, it is doubtful that we will be able implement any system which provides us with any degree of internal controls over financial reporting. Due to the nature of this material weakness in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could not be prevented or detected.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Director and Executive Officer of the Company

Name	Age	Position

He-Siang Yang	65	Chief Executive Officer (“CEO”), President, Secretary, Treasurer and Chairman of the Board(1)
Yu-Cheng Yang	37	Director and General Manager(2)
Lai-Chen Kwok	73	Director(3)
__________
(1)Mr. Yang will serve as a director until the next annual shareholder meeting.
(2)Mr. Yang will serve as a director until the next annual shareholder meeting.
(3)Mr. Kwok will serve as a director until the next annual shareholder meeting

The term of office of each director of the Company ends at the next annual meeting of the Company’s stockholders or when such director’s successor is elected and qualifies. No date for the next annual meeting of stockholders is specified in the Company’s Bylaws or has been fixed by the Board of Directors. The term of office of each officer of the Company ends at the next annual meeting of stockholders, or when such officer’s successor is elected and qualifies.

Background of the Executive Officers and Directors of the Company

The following information sets forth the background and business experience of our directors and executive officers.

He-Siang Yang, CEO, President, Secretary, Treasurer and Director

Mr. Yang obtained a Bachelor of Science degree in mathematics from the National Taiwan Ocean University in Taiwan. From 2009 through 2015, Mr. Yang served as the president of U-Power in Taipei, Taiwan. Mr. Yang performed those duties normally associated with a president, including, but not limited to business development, management and business oversight. From 2015 to the present, Mr. Yang has been the president of EOS Trading Company Limited, a Hong Kong company.

On April 3, 2017, Mr. Yang was appointed as the President, Secretary, Treasurer and Director of the Company.

Yu Cheng Yang, Director and General Manager

Mr. Yang graduated from Jin Wen University of Science and Technology in 2003 with a Bachelor’s Degree in Hotel Management.

From 2009 through 2015, Mr. Yang was on the board of directors of and employed by U-Power Co., located in Taipei, Taiwan, which was in the business of developing e-commerce platforms and related server maintenance. Mr. Yang’s duties with U-Power Co. were the development, implementation and management of various business policies.

In April, 2015, Mr. Yang became the President and sole director of the Company. On April 3, 2017, Mr. Yang resigned as President, Secretary and Treasurer of the Company. Mr. Yang is also the sole director of EITB.

Lai Chen Kwok, Director

Mr. Kwok obtained a Bachelor of the Arts degree in English from the Overseas Chinese University, a private university in Taiwan.

From 2008 through 2015, Mr. Kwok served as a financial planner at Prudential Hong Kong Limited, a Hong Kong insurance company.

On April 3, 2017, Mr. Kwok was appointed as a Director of the Company.

Yu-Hsiang Chia, Branch Manager of EITB and Director of Emperor Star

Mr. Yu-Hsiang Chia, 51, graduated from Fu Jen University located in New Taipei City, Taiwan, with a bachelor’s degree in Japanese. From 2013 to 2016, Mr. Chia served as a vice president of Advantage Universal Limited Co., a Taiwan company, which was in the business of distribution of imported products. From 2016 to present, Mr. Chia serves as a vice president of Emperor Star International Trade Co., Ltd., which was in the business of distribution of supplements and cleaning products. Mr. Chia’s main duties include management and business oversight. In June 2017, Mr. Chia became the branch manager of Emperor Star.

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

22

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

Directors Independence

Our Board of Directors is composed of three members, who do not qualify as independent directors in accordance with the published listing requirements of the NASDAQ rules. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the directors, not any of his or her family members has engaged in various types of business dealings with us. In addition, our Board of Directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. If our Board of Directors made these determinations, our Board of Directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

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

We intend to ensure to the best of our ability that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) beneficial owners are complied.

We were not aware of any securities transaction during the fiscal year ended December 31, 2018, or subsequent thereto that would require a filing pursuant to Section 16 of the Securities Exchange Act of 1934, as amended was not reported accordingly.

Audit Committee Financial Expert

Our current directors act as our audit committee. The current directors are not independent. An informal search is under way to identify a suitable candidate for service on the Board of Directors as an independent director who would be qualified as an audit committee financial expert.

Audit Committee

We have not yet formed an audit committee, and all of our directors currently act as our audit committee. At the present time, we believe that our directors are capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting. The Company, however, recognizes the importance of good corporate governance and intends to add additional directors to the Board of Directors and appoint an audit committee comprised entirely of independent directors, including at least one financial expert.

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

Item 11. Executive Compensation.

EXECUTIVE SUMMARY COMPENSATION TABLE BY THE COMPANY

Name and Principal Position	Year	Salary FY ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

He Siang Yang,	2018	19,913	-	-	-	-	-	-	19,913
CEO, President, Secretary,
Treasurer, and Director(1)	2017	-	-	-	-	-	-	-	-

Yu Cheng Yang,	2018	52,528	-	-	-	-	-	-	52,528
Director and General Manager(1)	2017	-	-	-	-	-	-	-	-

Lai Chen Kwok,	2018	-	-	-	-	-	-	-	-
Director(1)	2017	-	-	-	-	-	-	-	-

Yu-Hsiang Chia,	2018	24,215	-	-	-	-	-	-	24,215
Branch Manager(1)	2017	24,215	-	-	-	-	-	-	24,215
____________
(1) We have not entered into any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of common stock beneficially owned as of March 28, 2019 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares and the address of each person is c/o EOS Inc.

The Company

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially owned (1)
Officers and directors as a group
Yu Cheng Yang	30,000,000	46.79%
He Siang Yang	10,000,000	15.60%
Lai Chen Kwok	900,500	1.40%
All officers and directors as a group (3 person)	40,900,500	63.79%
5% or more shareholders	-	-

Total	40,900,500	63.79%

Beneficial ownership percentages are calculated based on shares of common stock issued and outstanding and is based on a total of 64,122,997 shares of common stock that were issued and outstanding as of March 28, 2019. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 28, 2019. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

(1)

The Company had sales to EOS Trading Co., Ltd., (the “EOS Trading”), a Hong Kong company owned by the officer, director, and shareholder of the Company, in an aggregate amount of $0 and $371,043 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, accounts receivable balance was $0.

(2)

The Company had sales to EOS Venture International Pte Ltd., (the “EOS Venture”), a Singapore company. The EOS Trading provides financial aids to EOS Venture. In addition, Mr. He-Siang Yang, the officer, director, and shareholder of the Company, is the key person who can significantly affect the economic performance of EOS Venture. The sales amounted to $4,010 and $365,815 for years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, accounts receivable balance was $101,488 and $224,203, respectively.

(3)

The Company had sales to Fortune King (HK) Trading Limited, (the “Fortune King”), a Hong Kong company. The founder and officer of Fortune King is also one of the shareholders of EOS Inc. The sales amounted to $1,235,203 and $582,973 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, accounts receivable balance was $1,263,833 and $561,978, respectively.

(4)

The Company had sales to Able Vision Ltd., (“ABLE Vision”), a Seychelles corporation owned by one of shareholders of the Company, in an aggregate amount of $0 and $186,266 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, accounts receivable balance was $0.

(5)

The Company has received advances from one of its directors and shareholder for working capital purposes. As of December 31, 2018 and 2017, there were $147,281 and $97,573 advances outstanding, respectively. The Company and the director have agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the director/ shareholder.

Director Independence

None of our directors is deemed “Independent” as defined by the NASDAQ Marketplace Rules and meets the independence standards set forth in Rule 10A-3 of the Exchange Act.

Item 14. Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by KCCW Accountancy Corp.

	Year Ended December 31, 2018	Year Ended December 31, 2017

Audit Fees	$20,000	20,000

Tax Fees	1,000	1,000
All Other Fees	-
Total	$21,000	21,000

Audit Fees consist of fees billed for the annual audit of our consolidated financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2018, is compatible with maintaining the auditor’s independence.

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

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) List of Financial statements included in Part II hereof

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Income

Consolidated Statements of Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof: None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, as amended[1]
3.2	Bylaws of the Company[2]
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act+
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act+

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
+	Filed herewith

***

XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

[1]	Incorporated by reference to Exhibits 3.1 and 3.2 to the Company’s Form S-1 filed on September 10, 2015 and Exhibit 3.4 to the Company’s Form S-1 Amendment No. 1 filed on October 21, 2015.
[2)	Incorporated by reference to Exhibit 3.3 to the Company’s Form S-1 filed on September 10, 2015.

Item 16. 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOS Inc.

Dated: April 15, 2019	By:	/s/ He-Siang Yang
He-Siang Yang
Principal Executive Officer Principal Financial Officer President and Chairman of the Board

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

EOS Inc.

Signature	Title	Date

/s/ He-Siang Yang	Principal Executive Officer, Principal Financial Officer	April 15, 2019
He-Siang Yang	President and Chairman of the Board

/s/ Yu Cheng Yang	Director	April 15, 2019
Yu Cheng Yang

/s/ Lai Chen Kwok	Director	April 15, 2019
Lai Chen Kwok

