Form 10-Q
period 2019-03-31
EOS INC.
filed 2019-05-21
CIK 1651958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding, as of May 17, 2019 is 64,122,997.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FINANCIAL STATEMENT SCHEDULES

EOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$99,842	$36,130
Accounts receivable	342,068	464,937
Accounts receivable – related parties	1,345,289	1,365,321
Inventory	4,360	7,211
Advance to suppliers	30,100	25,879
Prepaid expenses	24,879	28,060
Operating lease right-of-use assets	4,334	-
Total current assets	1,850,872	1,927,538

Property and equipment, net	7,139	7,650
Security deposit	2,671	2,693
Total Assets	$1,860,682	$1,937,881

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$14,982	$46,400
Accrued expenses	69,779	66,466
Due to shareholders	118,230	147,281
Income tax payable	38,630	38,945
Operating lease liability	4,334	-
Total current liabilities	245,955	299,092

Total liabilities	245,955	299,092

Stockholders’ Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 64,122,997 shares issued and outstanding	64,123	64,123
Additional paid-in capital	90,000	90,000
Retained earnings	1,479,159	1,496,131
Accumulated other comprehensive income (loss)	(18,555)	(11,465)
Total stockholders’ equity	1,614,727	1,638,789

Total Liabilities and Stockholders’ Equity	$1,860,682	$1,937,881

 The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
Net Sales
Net sales	$29,054	$-
Net sales – related parties	171,058	101,537
Total	200,112	101,537

Cost of sales	38,055	17,237

Gross profit	162,057	84,300

Selling, general and administrative expenses	186,551	130,552

Loss from operations	(24,494)	(46,252)

Other income (expense)
Gain (loss) on foreign currency exchange	7,522	(15,606)
Total other income (expense)	7,522	(15,606)

Loss before income tax provision	(16,972)	(61,858)

Income tax provision	-	-

Net loss	$(16,972)	$(61,858)

Other Comprehensive Loss:
Net loss	$(16,972)	$(61,858)
Foreign currency translation adjustment, net of tax	(7,090)	11,661
Comprehensive Loss	$(24,062)	$(50,197)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares:
Basic and diluted	64,122,997	64,122,997

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2018	64,122,997	$64,123	$90,000	$1,496,131	$(11,465)	$1,638,789
Foreign currency translation adjustment	-	-	-	-	(7,090)	(7,090)
Net Loss	-	-	-	(16,972)	-	(16,972)
Balance at March 31, 2019	64,122,997	$64,123	$90,000	$1,479,159	$(18,555)	$1,614,727

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2017	64,122,997	$64,123	$90,000	$466,806	$12,554	$633,483
Foreign currency translation adjustment	-	-	-	-	11,661	11,661
Net Loss	-	-	-	(61,858)	-	(61,858)
Balance at March 31, 2018	64,122,997	$64,123	$90,000	$404,948	$24,215	$583,286

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(16,972)	$(61,858)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	449	430
Foreign currency exchange (gain) loss	(7,522)	15,606
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	142,004	(45,868)
Decrease (increase) in inventory	2,799	89
Decrease (increase) in advance to suppliers	(4,436)	3,862
Decrease (increase) in prepaid expense and other assets	2,956	(3,445)
Increase (decrease) in accounts payable	(31,417)	(18,077)
Increase (decrease) in accrued expenses	3,755	(11,023)
Increase (decrease) in due to shareholders	(28,073)	114,938
Net cash provided (used) by operating activities	63,543	(5,346)

Cash flows from investing activities
Purchase of equipment	-	(1,825)
Net cash used in investing activities	-	(1,825)

Effect of exchange rate changes on cash and cash equivalents	169	423
Net increase (decrease) in cash and cash equivalents	63,712	(6,748)

Cash and Cash Equivalents
Beginning	36,130	24,610
Ending	$99,842	$17,862
Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDAED FINANCIAL STATEMENTS

MARCH 31, 2019

Note 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data were derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements, footnote disclosures, and other information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally is five years. Depreciation expense is $449 and $430 for the three months ended March 31, 2019 and 2018, respectively.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long-lived assets currently exist.

Revenue Recognition

During the fiscal year 2018, the Company has adopted FASB Accounting Standards Codification (“ASC”), Topic 606 (“ASC 606”), Revenue from Contracts with Customers, using the modified retrospective method to all contracts that were not completed as of January 1, 2018. The Company recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of accumulated deficit at the beginning of 2018. The results for the Company’s reporting periods beginning on and after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Based on the Company’s review of existing sales contracts as of January 1, 2018, the Company concluded that the adoption of the new guidance did not have a significant change on the Company’s revenue during all periods presented.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the three months ended March 31, 2019:
Nutrition supplement	$38,444
Skin care product	122,748
Water purifier machine	35,920
Software	3,000
Total	$200,112

 Revenue by Geography

For the three months ended March 31, 2019:
Asia Pacific	$200,112
Total	$200,112

Leases — The Company adopted FASB Accounting Standards Codification, Topic 842, Leases (“ASC 842”) using the modified retrospective approach, electing the practical expedient that allows the Company not to restate its comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption. For the comparative periods prior to adoption, the Company presented the disclosures which were required under ASC 840.

The Company applied the following practical expedients in the transition to the new standard and allowed under ASC 842:

Practical Expedient	Description
Reassessment of expired or existing contracts

The Company elected not to reassess, at the application date, whether any expired or existing contracts contained leases, the lease classification for any expired or existing leases, and the accounting for initial direct costs for any existing leases.

Use of hindsight

The Company elected to use hindsight in determining the lease term (that is, when considering options to extend or terminate the lease and to purchase the underlying asset) and in assessing impairment of right-to-use assets.

Reassessment of existing or expired land easements

The Company elected not to evaluate existing or expired land easements that were not previously accounted for as leases under ASC 840, as allowed under the transition practical expedient. Going forward, new or modified land easements will be evaluated under ASU No. 2016-02.

Separation of lease and non-lease components	Lease agreements that contain both lease and non-lease components are generally accounted for separately.
Short-term lease recognition exemption	The Company also elected the short-term lease recognition exemption and will not recognize ROU assets or lease liabilities for leases with a term less than 12 months.

The new leasing standard requires recognition of leases on the consolidated balance sheets as right-of-use (“ROU”) assets and lease liabilities. ROU assets represent the Company’s right to use underlying assets for the lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. The Company’s future minimum based payments used to determine the Company’s lease liabilities mainly include minimum based rent payments. As most of Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The adoption of ASC 842 had no substantial impact on the Company’s consolidated balance sheets. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. Accordingly, adoption of this standard resulted in the recognition of operating lease right-of-use assets of $8,235 and operating lease liabilities of $8,235 on the condensed consolidated balance sheet as of January 1, 2019. The adoption of ASC 842 did not result in a cumulative-effect adjustment to the opening balance of accumulated deficit.

In addition, the adoption of the standard did not have a material impact on the Company’s results of operations or cash flows. Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in Selling, general and administrative expenses. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $9,702 and $976 for the three months ended March 31, 2019 and 2018, respectively.

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $2,184 and $227 for the three months ended March 31, 2019 and 2018, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, accounts receivable, inventory, advance to suppliers, prepaid expenses, accounts payable, accrued expenses, and due to shareholders, approximate fair value because of to their relatively short maturities.

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. For the three months ended March 31, 2019 and 2018, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Concentration of Credit Risk

Cash and cash equivalents: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”). The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of March 31, 2019, the Company had approximately $750 in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

Customers: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the three months ended March 31, 2019, one customer, a related party, accounted for more than 10% of the Company’s total revenues, representing approximately 85% of its total revenues, and 78% of accounts receivable in aggregate at March 31, 2019.

Customer	Net sales for the three months ended March 31, 2019		Accounts receivable balance as of March 31, 2019
A	$171,058	*	$1,321,649

For the three months ended March 31, 2018, one customer accounted for more than 10% of the Company’s total revenues, represented approximately 97% of its total revenues and 75% of accounts receivable in aggregate at March 31, 2018, respectively.

Customer	Net sales for the three months ended March 31, 2018		Accounts receivable balance as of March 31, 2018
A	$98,462	*	$623,983

*	Related party transactions (See Note 3).

Suppliers: The Company’s inventory is purchased from various suppliers. For the three months ended March 31, 2019, one supplier accounted for more than 10% of the Company’s total net purchase, representing approximately 95% of total net purchase, and 96% of accounts payable in aggregate at March 31, 2019, respectively:

Supplier	Net purchase for the three months ended March 31, 2019	Accounts payable balance as of March 31, 2019
A	$33,420	$14,419

For the three months ended March 31, 2018, one supplier accounted for more than 10% of the Company’s total net purchase, representing approximately 93% of total net purchase, and 0% of accounts payable in aggregate at March 31, 2018, respectively:

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

Recent Accounting Pronouncements

The Company has implemented all new pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements or results of operations.

Note 2. LEASE

The Company has no finance leases. The Company’s leases primarily include office facility and copy machine under the operating lease arrangements. The Company’s operating leases have remaining lease terms for less than one year as of March 31, 2019.

Balance sheet information related to the Company’s leases is presented below:

March 31, 2019
Operating Leases:
Operating lease ROU assets	$4,334

Operating lease liability, current portion	$4,334

The following provides details of the Company’s lease expenses:

Three Months Ended
March 31, 2019
Operating lease expenses, net	$3,963
$3,963

Other information related to leases is presented below:

Three Months Ended
March 31, 2019
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	3,963

Weighted Average Remaining Lease Term:
Operating leases	Less than one year

Weighted Average Discount Rate:
Operating leases	4%

The minimum future annual payments under non-cancellable leases during the remainder of 2019, at rates now in force, are as follows:

Operating leases
2019 (excluding the three months ended March 31, 2019)	$4,357
Total future minimum lease payments, undiscounted	4,357
Less: Imputed interest	(23)
Present value of future minimum lease payments	$4,334

Note 3. RELATED PARTY TRANSACTIONS

Related party – Sales

(1)	The Company had sales to EOS Venture International Pte Ltd., (the “EOS Venture”), a Singapore company. The EOS Trading provides financial aids to EOS Venture. In addition, Mr. He-Siang Yang, the officer, director, and shareholder of the Company, is the key person who can significantly affect the economic performance of EOS Venture. The sales amounted to $0 and $3,075 for three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, accounts receivable balance was $17,488 and $101,488, respectively.

(2)	The Company had sales to Fortune King (HK) Trading Limited, (the “Fortune King”), a Hong Kong company. The founder and officer of Fortune King is also one of the shareholders of EOS Inc. The sales amounted to $171,058 and $98,462 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, accounts receivable balance was $1,321,649 and $1,263,833, respectively.

Due to shareholders

The Company has advanced funds from one of its directors and shareholder for working capital purposes. As of March 31, 2019 and December 31, 2018, there were $118,230 and $147,281 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

Note 4. INCOME TAXES

United States

EOS, Inc. is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. As of March 31, 2019, the Company had net operating loss carry forwards of $538,863 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100 % valuation allowance has offset deferred tax asset resulting from the net operating losses.

British Virgin Islands

EOS International Inc. is incorporated in British Virgin Islands and are not required to pay income tax.

Taiwan

The subsidiary of EOS Inc. and Emperor Star are incorporated in Taiwan. According to the amendments to the “Taiwan Income Tax Act” enacted by the office of the President of Taiwan on February 7, 2018, an increase in the statutory income tax rate from 17% to 20% and decrease in the undistributed earning tax from 10% to 5% are effective from January 1, 2018. This increase in the statutory income tax rate will affect the amounts of the current and deferred taxes recognized as of March 31, 2019. The Company is continuing to gather additional information to determine the final impact.

Provision for income tax consists of the following:

	For the Three Months Ended March 31,
	2019	2018
Current income tax
U.S.	$-	$-
Taiwan	-	-
Sub total	-	-
Deferred income tax
U.S.
Deferred tax assets for NOL carryforwards	(1,605)	(14,053)
Valuation allowance	1,605	14,053
Net changes in deferred income tax (benefit)	-	-
Total provision income tax	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Three Months Ended March 31,
	2019	2018

U.S. statutory income tax rate	21%	21%
Taiwan unified income tax rate	20%	20%
Changes in valuation allowance	(41)%	(41)%
Other	-%	-%
Effective combined income tax rate	-	-

Significant components of the Company’s deferred taxes as of March 31, 2019 and December 31, 2018 were as follows:

	March 31,	December 31,
	2019	2018
Deferred tax assets:	(Unaudited)
Net operating loss carryforwards	$113,161	$111,556
Less: Valuation allowance	(113,161)	(111,556)
Deferred tax assets, net	$-	$-

Note 5. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of March 31, 2019 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

In April 2018, we, through our Emperor Star, started purchasing a type of water purifying machines from Cosminergy Hitech Development Co., Ltd. (“Cosminergy”) and reselling the water purifying machines in certain Asian areas and countries. The sales generated from selling the water purifying machines for the three months ended March 31, 2019 were $35,920, accounting for approximately 17.95% of the total revenue of the said period.

In addition, we provided inventory, membership and business management software that designed by CKS Information Co., Ltd. to our customers from 2018.

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

On April 30, 2018, we, through our Emperor Star, entered into a distribution agreement (the “Cosminergy Distribution Agreement”) with Cosminergy Hitech Development Co., Ltd. (Cosminergy”) pursuant to which we started purchasing a type of water purifying machines from Cosminergy and reselling the water purifying machines in certain Asian areas and countries. The term of the said distribution agreement expired on April 30, 2019.

Results of Operation - Three months ended March 31, 2019 compared to the three months ended March 31, 2018

Net sales

Net sales were $200,112 for the three months ended March 31, 2019, representing an increase of $98,575, or 97.08%, as compared to $101,537 for the three months ended March 31, 2018. The increase was primarily due to the increase in sales of skin care products and water purifiers.

Cost of sales

Cost of sales was $38,055 for the three months ended March 31, 2019, representing an increase of $20,818, or 120.78%, as compared to $17,237 for the three months ended March 31, 2018. Such increase was primarily due to the increase in sales of skin care products and water purifiers.

Gross profit

Gross profit was $162,057 for the three months ended March 31, 2019, compared to $84,300 for the same period in 2018. Gross profit as a percentage of net sales was approximately 80.98% in first quarter of 2019, compared to approximately 83.02% in the same period in 2018. The change in gross profit margin was because the lower gross margin product accounted for a higher proportion of sales for the three months ended March 31, 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses were $186,551 for the three months ended March 31, 2019, an increase of $55,999, or 42.89%, as compared to $130,552 for the three months ended March 31, 2018. The increase in general and administrative expenses was primarily attributable to the increase in payroll expenses of $55,303, entertainment expenses of $25,806 and advertising expenses of $8,726, partially offset by the decrease in accounting, legal and professional fees of $40,000.

Loss from operations

Loss from operations was $24,494 for the three months ended March 31, 2019 compared to $46,252 for the three months ended March 31, 2018, representing a decrease of $21,758, or 47.04%. Such decrease was primarily attributable the increase in the sales of skin care products and water purifiers, partially offset by the increase in selling, general and administrative expenses.

Other income (expense)

Other income (expense) was $7,522 for the three months ended March 31, 2019, an increase of $23,128, or 148.2%, from $(15,606) of total other expenses for the three months ended March 31, 2018. The decrease was mainly due to the increase in gain on foreign currency exchange.

Net loss

As a result of the above factors, our net loss was $16,972 for the three months ended March 31, 2019, as compared to $61,858 for the three months ended March 31, 2018, representing a decrease of $44,886, or 72.56%.

Liquidity and Capital Resources

Cash and cash equivalents were $99,842 at March 31, 2019 and $36,130 at December 31, 2018. Our total current assets were $1,850,872 at March 31, 2019, as compared to $1,927,538 at December 31, 2018. Our total current liabilities were $245,955 at March 31, 2019, as compared to $299,092 at December 31, 2018.

We had working capital of $1,604,917at March 31, 2019, compared to working capital of $1,628,446 at December 31, 2018. The decrease in working capital was primarily attributable to the decrease in account receivable, partially offset by the increase in cash and cash equivalents and the decrease in accounts payable and due to shareholders.

Net cash provided by operating activities was $63,543 during the three months ended March 31, 2019, as compared to net cash used in operating activities of $5,346 for the three months ended March 31, 2018. The increase in net cash provided by operating activities was primary attributable to the decrease in accounts receivable and net loss, partially offset by the decrease in due to shareholders.

Net cash used in investing activities was $0 during the three months ended March 31, 2019, as compared to $1,825 for the three months ended March 31, 2018. The decrease in net cash used in investing activities was mainly because we did not purchase any new equipment during the three months ended March 31, 2019

We did not have net cash flow provided by financing activities during the three months ended March 31, 2019 and 2018.

As a result of the above factors, net increase in cash and cash equivalents was $63,712 for the three months ended March 31, 2019, as compared to a net decrease in cash and cash equivalents of $6,748 for the three months ended March 31, 2018.

Inflation

Our opinion is that inflation has not had a material effect on our operations and is not expected to have any material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Critical Accounting Policies

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

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally is five years. Depreciation expense is $449 and $430 for the three months ended March 31, 2019 and 2018, respectively.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long-lived assets currently exist.

Revenue Recognition

During the fiscal year 2018, the Company has adopted FASB Accounting Standards Codification (“ASC”), Topic 606 (“ASC 606”), Revenue from Contracts with Customers, using the modified retrospective method to all contracts that were not completed as of January 1, 2018. The Company recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of accumulated deficit at the beginning of 2018. The results for the Company’s reporting periods beginning on and after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Based on the Company’s review of existing sales contracts as of January 1, 2018, the Company concluded that the adoption of the new guidance did not have a significant change on the Company’s revenue during all periods presented.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the three months ended March 31, 2019:
Nutrition supplement	$38,444
Skin care product	122,748
Water purifier machine	35,920
Software	3,000
Total	$200,112

Revenue by Geography

For the three months ended March 31, 2019:
Asia Pacific	$200,112
Total	$200,112

Leases — The Company adopted FASB Accounting Standards Codification, Topic 842, Leases (“ASC 842”) using the modified retrospective approach, electing the practical expedient that allows the Company not to restate its comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption. For the comparative periods prior to adoption, the Company presented the disclosures which were required under ASC 840.

The Company applied the following practical expedients in the transition to the new standard and allowed under ASC 842:

Practical Expedient	Description
Reassessment of expired or existing contracts

The Company elected not to reassess, at the application date, whether any expired or existing contracts contained leases, the lease classification for any expired or existing leases, and the accounting for initial direct costs for any existing leases.

Use of hindsight

The Company elected to use hindsight in determining the lease term (that is, when considering options to extend or terminate the lease and to purchase the underlying asset) and in assessing impairment of right-to-use assets.

Reassessment of existing or expired land easements

The Company elected not to evaluate existing or expired land easements that were not previously accounted for as leases under ASC 840, as allowed under the transition practical expedient. Going forward, new or modified land easements will be evaluated under ASU No. 2016-02.

Separation of lease and non-lease components	Lease agreements that contain both lease and non-lease components are generally accounted for separately.
Short-term lease recognition exemption	The Company also elected the short-term lease recognition exemption and will not recognize ROU assets or lease liabilities for leases with a term less than 12 months.

The new leasing standard requires recognition of leases on the consolidated balance sheets as right-of-use (“ROU”) assets and lease liabilities. ROU assets represent the Company’s right to use underlying assets for the lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. The Company’s future minimum based payments used to determine the Company’s lease liabilities mainly include minimum based rent payments. As most of Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The adoption of ASC 842 had no substantial impact on the Company’s consolidated balance sheets. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. Accordingly, adoption of this standard resulted in the recognition of operating lease right-of-use assets of $8,235 and operating lease liabilities of $8,235 on the condensed consolidated balance sheet as of January 1, 2019. The adoption of ASC 842 did not result in a cumulative-effect adjustment to the opening balance of accumulated deficit.

In addition, the adoption of the standard did not have a material impact on the Company’s results of operations or cash flows. Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in Selling, general and administrative expenses. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $9,702 and $976 for the three months ended March 31, 2019 and 2018, respectively.

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $2,184 and $227 for the three months ended March 31, 2019 and 2018, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, accounts receivable, inventory, advance to suppliers, prepaid expenses, accounts payable, accrued expenses, and due to shareholders, approximate fair value because of to their relatively short maturities.

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. For the three months ended March 31, 2019 and 2018, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Concentration of Credit Risk

Cash and cash equivalents: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”). The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of March 31, 2019, the Company had approximately $750 in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

Customers: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the three months ended March 31, 2019, one customer, a related party, accounted for more than 10% of the Company’s total revenues, representing approximately 85% of its total revenues, and 78% of accounts receivable in aggregate at March 31, 2019.

Customer	Net sales for the three months ended March 31, 2019		Accounts receivable balance as of March 31, 2019
A	$171,058	*	$1,321,649

For the three months ended March 31, 2018, one customer accounted for more than 10% of the Company’s total revenues, represented approximately 97% of its total revenues and 75% of accounts receivable in aggregate at March 31, 2018, respectively.

Customer	Net sales for the three months ended March 31, 2018		Accounts receivable balance as of March 31, 2018
A	$98,462	*	$623,983

*	Related party transactions (See Note 3).

Suppliers: The Company’s inventory is purchased from various suppliers. For the three months ended March 31, 2019, one supplier accounted for more than 10% of the Company’s total net purchase, representing approximately 95% of total net purchase, and 96% of accounts payable in aggregate at March 31, 2019, respectively:

Supplier	Net purchase for the three months ended March 31, 2019	Accounts payable balance as of March 31, 2019
A	$33,420	$14,419

For the three months ended March 31, 2018, one supplier accounted for more than 10% of the Company’s total net purchase, representing approximately 93% of total net purchase, and 0% of accounts payable in aggregate at March 31, 2018, respectively:

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

Recent Accounting Pronouncements

The Company has implemented all new pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements or results of operations.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and interim Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2019.

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

EOS Inc.

Date: May 21, 2019	By:	/s/ He-Siang Yang
He-Siang Yang
Principal Executive Officer

