Form 10-Q
period 2019-06-30
EOS INC.
filed 2019-08-14
CIK 1651958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 000-55661

EOS Inc.
(Exact name of registrant as specified in its charter)

Nevada	30-0873246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7F.-1, No. 162, Sec. 2, Zhongshan N. Rd., Zhongshan District

Taipei City 10452, Taiwan

(Address of principal executive offices, Zip Code)

+886-2-2586-8300

(Registrant’s telephone number, including area code)

Room 519, 5F., No. 372, Linsen N. Road, Zhongshan District,

Taipei City 104, Taiwan

(Former name or former address, if changed since last report)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding, as of August 8, 2019 is 74,122,997.

Securities registered pursuant to Section 12(b) of the Act: None.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$7,622	$36,130
Accounts receivable	351,268	464,937
Accounts receivable – related parties	1,146,045	1,365,321
Inventory, net	2,084	7,211
Advance to suppliers	76,541	25,879
Prepaid expenses and other current assets	28,162	28,060
Total current assets	1,611,722	1,927,538

Property and equipment, net	7,574	7,650
Operating lease right-of-use assets	41,778	-
Security deposit	6,615	2,693
Long-term investment	30,000	-
Total Assets	$1,697,689	$1,937,881

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$715	$46,400
Accrued expenses	56,660	66,466
Due to shareholders	76,435	147,281
Income tax payable	30,262	38,945
Operating lease liabilities – current	21,398	-
Total current liabilities	185,470	299,092

Operating lease liabilities – noncurrent	20,380	-
Total liabilities	205,850	299,092

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 74,122,997 shares and 64,122,997 issued and outstanding, respectively	74,123	64,123
Additional paid-in capital	112,425	90,000
Retained earnings	1,325,699	1,496,131
Accumulated other comprehensive income (loss)	(20,408)	(11,465)
Total stockholders' equity	1,491,839	1,638,789

Total Liabilities and Stockholders' Equity	$1,697,689	$1,937,881

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018
Net sales	$57,805	$28,107	$28,751	$28,107
Net sales – related parties	180,367	397,065	9,309	295,528
Total	238,172	425,172	38,060	323,635

Cost of sales	44,821	51,400	6,766	34,163

Gross profit	193,351	373,772	31,294	289,472

Selling, general and administrative expenses	373,930	263,296	187,379	132,744

Income (loss) from operations	(180,579)	110,476	(156,085)	156,728

Other income (expense)
Interest income	48	39	48	39
Other income	-	2,032	-	2,032
Gain (loss) on foreign currency exchange	12,525	28,923	5,003	44,529
Gain (loss) on investment in equity securities	(2,426)	-	(2,426)	-
Total other income (expense)	10,147	30,994	2,625	46,600

Income (loss) before income tax provision	(170,432)	141,470	(153,460)	203,328

Income tax provision	-	25,295	-	25,295

Net income (loss)	$(170,432)	$116,175	$(153,460)	$178,033

Other Comprehensive Income (Loss):
Net income (loss)	$(170,432)	$116,175	$(153,460)	$178,033
Foreign currency translation adjustment, net of tax	(8,943)	(21,007)	(1,853)	(32,668)
Comprehensive Income (Loss)	$(179,375)	$95,168	$(155,313)	$145,365

Net income (loss) per share:
Basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of common shares:
Basic and diluted	66,222,445	64,122,997	68,298,821	64,122,997

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2018	64,122,997	$64,123	$90,000	$1,496,131	$(11,465)	$1,638,789
Foreign currency translation adjustment	-	-	-	-	(7,090)	(7,090)
Net income (loss)	-	-	-	(16,972)	-	(16,972)
Balance at March 31, 2019	64,122,997	$64,123	$90,000	$1,479,159	$(18,555)	$1,614,727
Common shares issued in exchange
for investment in equity securities	10,000,000	10,000	22,425	-	-	32,425
Foreign currency translation adjustment	-	-	-	-	(1,853)	(1,853)
Net income (loss)	-	-	-	(153,460)	-	(153,460)
Balance at June 30, 2019	74,122,997	$74,123	$112,425	$1,325,699	$(20,408)	$1,491,839

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2017	64,122,997	$64,123	$90,000	$466,806	$12,554	$633,483
Foreign currency translation adjustment	-	-	-	-	11,661	11,661
Net Income (Loss)	-	-	-	(61,858)	-	(61,858)
Balance at March 31, 2018	64,122,997	$64,123	$90,000	$404,948	$24,215	$583,286
Foreign currency translation adjustment	-	-	-	-	(32,668)	(32,668)
Net Income (Loss)	-	-	-	178,033	-	178,033
Balance at June 30, 2018	64,122,997	$64,123	$90,000	$582,981	$(8,453)	$728,651

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$(170,432)	$116,175
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	902	1,383
Loss on investment in equity securities	2,426	-
(Gain) loss on foreign currency exchange	(12,525)	(28,923)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	332,296	(217,633)
Decrease (increase) in inventory	1,073	88
Decrease (increase) in advance to suppliers	(51,192)	(19,549)
Decrease (increase) in prepaid expense and other assets	(507)	11,778
Increase (decrease) in accounts payable	(45,683)	(23,260)
Increase (decrease) in accrued expenses	(9,043)	38,346
Increase (decrease) in income tax payable	(8,149)	16,520
Increase (decrease) in due to shareholders	(69,312)	137,547
Net cash provided by (used in) operating activities	(30,146)	32,472

Cash flows from investing activities
Purchase of equipment	(935)	(1,809)
Net cash used in investing activities	(935)	(1,809)

Effect of exchange rate changes on cash and cash equivalents	2,573	(960)
Net increase (decrease) in cash and cash equivalents	(28,508)	29,703

Cash and Cash Equivalents
Beginning	36,130	24,610
Ending	$7,622	$54,313
Supplemental Disclosure of Cash Flows
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing and investing activities
Common shares issued in exchange for investment in equity securities	$32,425	$-

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDAED FINANCIAL STATEMENTS

JUNE 30, 2019

Note 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data were derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements, footnote disclosures, and other information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Organization

EOS Inc. was incorporated on April 3, 2015 in the State of Nevada. The Company’s business plan is to market and distribute skin care products, including masks and serums.

On November 18, 2016, the Company has set up a wholly-owned subsidiary in Taiwan to assist the Company to promote the business in Taiwan.

Emperor Star International Trade Co., Ltd., (“Emperor Star”), was incorporated on November 16, 2015 under the laws of Taiwan. Emperor Star is in the business of marketing and distribution of various products, including nutrition supplements, skin care products, and water purifying machines.

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

On September 20, 2018, the Company set up another wholly-owned subsidiary, EOS International Inc. (“EOS(BVI)”), under the laws of British Virgin Islands. EOS(BVI) is in the business of marketing and distribution of various products, including nutrition supplements, skin care products, and water purifying machines.

On March 1, 2019, EOS(BVI) set up a wholly-owned subsidiary, Shanghai Maosong Co., Ltd (“Maosong”), under the laws of People’s Republic of China. Maosong is in the business of marketing and distribution of various products, including nutrition supplements, skin care products, and water purifying machines in China. As of the date of this report, Maosong has a registered capital of USD $100,000, but no capital has actually been paid into Maosong.

Principles of Consolidation

The accompanying unaudited consolidated financial statements, including the accounts of EOS Inc. and its wholly owned subsidiaries in Taiwan, British Virgin Islands, and People’s Republic of China, have been prepared in conformity with accounting principles generally accepted in the United States of America. Since the Company and Emperor Star are entities under common control prior to the acquisition of Emperor Star, the transaction is accounted for as a restructuring transaction. All the assets and liabilities of Emperor Star were transferred to the Company at their respective carrying amounts on the date of transaction. The Company has recast prior period financial statements to reflect the conveyance of Emperor Star’s common shares as if the restructuring transaction had occurred as of the earliest date of the financial statements. All material intercompany accounts, transactions, and profits have been eliminated in consolidation. The nature of and effects on earnings per share (EPS) of nonrecurring intra-entity transactions involving long-term assets and liabilities is not required to be eliminated and EPS amounts have been recast to include the earnings (or losses) of the transferred net assets.

The functional currency of the subsidiaries in Taiwan is the New Taiwan dollars and the subsidiary in People’s Republic of China is the Chinese Yuan, or Renminbi, however the accompanying unaudited consolidated financial statements have been translated and presented in United States Dollars ($). In the accompanying unaudited consolidated financial statements and notes, “$”, “US$” and “U.S. dollars” mean United States dollars, “NT$” and “NT dollars” mean New Taiwan dollars, and “RMB” means Chinese Yuan, or Renminbi.

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

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally is five years. Depreciation expense is $902 and $1,383 for the six months ended June 30, 2019 and 2018, respectively.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long-lived assets currently exist as of June 30, 2019 and December 31, 2018.

Long-term Equity Investment

The Company acquires equity investment to promote business and strategic objectives. The Company accounts for non-marketable equity and other equity investments for which the Company does not have control over the investees as:

•	Equity method investments when the Company has the ability to exercise significant influence, but not control, over the investee. Its proportionate share of the income or loss is recognized monthly and is recorded in gain (loss) on equity investments.

•	Non-marketable cost method investments when the equity method does not apply.

Significant judgment is required to identify whether an impairment exists in the valuation of the Company’s non-marketable equity investments, and therefore the Company considers this a critical accounting estimate. Its yearly analysis considers both qualitative and quantitative factors that may have a significant impact on the investee's fair value. Qualitative analysis of its investments involves understanding the financial performance and near-term prospects of the investee, changes in general market conditions in the investee’s industry or geographic area, and the management and governance structure of the investee. Quantitative assessments of the fair value of its investments are developed using the market and income approaches. The market approach includes the use of comparable financial metrics of private and public companies and recent financing rounds. The income approach includes the use of a discounted cash flow model, which requires significant estimates regarding the investees' revenue, costs, and discount rates. The Company’s assessment of these factors in determining whether an impairment exists could change in the future due to new developments or changes in applied assumptions.

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

•	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gain (loss) on equity investments.

•	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gain (loss) on equity investments.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the six months ended June 30, 2019:
Nutrition supplement	$61,668
Skin care product	130,190
Water purifying machine	41,799
Software	4,515
Total	$238,172

Revenue by Geography

For the six months ended June 30, 2019:
Asia Pacific	$238,172
Total	$238,172

Leases -— The Company adopted FASB Accounting Standards Codification, Topic 842, Leases ("ASC 842") using the modified retrospective approach, electing the practical expedient that allows the Company not to restate its comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption. For the comparative periods prior to adoption, the Company presented the disclosures which were required under ASC 840.

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

In addition, the adoption of the standard did not have a material impact on the Company's results of operations or cash flows. Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in Selling, general and administrative expenses. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $22,321 and $1,958 for the six months ended June 30, 2019 and 2018, respectively.

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $4,000 and $3,965 for the six months ended June 30, 2019 and 2018, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. For the six months ended June 30, 2019 and 2018, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

For the six months ended June 30, 2019, one customer, a related party, accounted for more than 10% of the Company’s total revenues, representing approximately 76% of its total revenues, and 76% of accounts receivable in aggregate at June 30, 2019.

Customer	Net sales for the six months ended June 30, 2019		Accounts receivable balance as of June 30, 2019
A	$180,367	*	$1,143,557

For the six months ended June 30, 2018, one customer, a related party, accounted for more than 10% of the Company’s total revenues, represented approximately 93% of its total revenues and 83% of accounts receivable in aggregate at June 30, 2018, respectively.

Customer	Net sales for the six months ended June 30, 2018		Accounts receivable balance as of June 30, 2018
A	$394,016	*	$831,810

*Related party transactions (See Note 4).

Suppliers: The Company purchases its inventories from various suppliers.

For the six months ended June 30, 2019, two suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 87% and 10% of total net purchase, and 0% and 100% of accounts payable in aggregate at June 30, 2019, respectively:

Supplier	Net purchase for the six months ended June 30, 2019	Accounts payable balance as of June 30, 2019
A	$34,561	$-
B	$3,821	$715

For the six months ended June 30, 2018, three suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 46%, 20% and 19% of total net purchase, and 57%, 0% and 0% of accounts payable in aggregate at June 30, 2018, respectively:

Supplier	Net purchase for the six months ended June 30, 2018	Accounts payable balance as of June 30, 2018
A	$23,799	$7,821
C	$10,158	$-
D	$9,548	$-

Foreign-currency Transactions

Foreign-currency transactions are recorded in New Taiwan dollars (“NTD”) and Renminbi (“RMB”) at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into New Taiwan dollars and Renminbi, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On the balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income except for those foreign currencies denominated investments in shares of stock where such differences are accounted for as translation adjustments under stockholders’ equity.

Translation Adjustment

The accounts of the Company’s subsidiaries were maintained, and their financial statements were expressed in New Taiwan Dollar (“NTD”) and Renminbi (“RMB”). Such financial statements were translated into U.S. Dollars (“$” or “USD”) in accordance ASC 830, "Foreign Currency Matters", with the NTD and RMB as the functional currency. According to the Statement, all assets and liabilities are translated at the current exchange rate, common stock and additional paid-in capital are translated at the historical rates, and income statement items are translated at an average exchange rate for the period. The resulting translation adjustments are reported under accumulated other comprehensive income (loss) as a component of stockholders’ equity.

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

Note 2. LEASE

The Company has no finance leases. The Company’s leases primarily include office facility and copy machine under the operating lease arrangements. The Company’s operating leases have remaining lease terms for two years as of June 30, 2019.

Balance sheet information related to the Company’s leases is presented below:

June 30, 2019
Operating Leases:
Operating lease – right of use (“ROU”) assets	$41,778

Operating lease liability, current portion	21,398
Operating lease liability, noncurrent portion	20,380
Total operating lease liabilities	$41,778

The following provides details of the Company's lease expenses:

Six Months Ended
June 30, 2019
Operating lease expenses, net	$8,704
$8,704

Other information related to leases is presented below:

Six Months Ended
June 30, 2019
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	8,704

Weighted Average Remaining Lease Term:
Operating leases	2 years

Weighted Average Discount Rate:
Operating leases	4%

The minimum future annual payments under non-cancellable leases during the remainder of 2019, at rates now in force, are as follows:

Operating leases
2019 (excluding the six months ended June 30, 2019)	$11,302
2020	22,605
2021	9,418
Total future minimum lease payments, undiscounted	43,325
Less: Imputed interest	(1,547)
Present value of future minimum lease payments	$41,778

Note 3. LONG-TERM INVESTMENT

On January 15, 2019, the Company, A-Best Wire Harness & Components Co., Ltd. (“A-Best” or the “Investee”), a company formed under the laws of Taiwan, and Mr. Ing-Ming Lai, a Taiwanese individual and the majority shareholder of A-Best, entered into an investment cooperation agreement (the “A-Best Investment Agreement”), pursuant to which the Company issued 10 million shares of its common stock to Mr. Ing-Ming Lai to purchase twenty percent (20%) of the issued and outstanding equity in A-Best. On May 24, 2019, the Company consummated the shareholder registration of A-Best with the Investment Commission of Ministry of Economic Affairs of Taiwan and issued 10 million shares of its common stock to Mr. Ing-Ming Lai to acquire 20% of the issued and outstanding equity in A-Best.

As of June 30, 2019, the Company owns 20% equity of A-Best. The Company holds an equity interest in A-Best accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method.

Summarized financial information for the Company's equity method investee, A-Best, is as follows:

Balance Sheets (Unaudited)

	June 30,	December 31,
	2019	2018
Current Assets	$33,254	$20,997
Noncurrent Assets	1,004	-
Current Liabilities	1,269,350	1,238,711
Shareholders’ Equity (Deficit)	(1,235,092)	(1,217,714)

Statement of Operation (Unaudited)

From the period from May 24, 2019 to June 30, 2019
Net Sales	$524
Gross profit	64
Net loss	(12,128)
Share of profit (losses) from investment
accounted for using the equity method	(2,426)

Note 4. RELATED PARTY TRANSACTIONS

Related party – Sales

(1)	The Company had sales to EOS Venture International Pte Ltd., (the “EOS Venture”), a Singapore company. The EOS Trading provides financial aids to EOS Venture. In addition, Mr. He-Siang Yang, the officer, director, and shareholder of the Company, is the key person who can significantly affect the economic performance of EOS Venture. The sales amounted to $0 and $3,049 for six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, accounts receivable balance was $2,488 and $101,488, respectively.

(2)	The Company had sales to Fortune King (HK) Trading Limited, (the “Fortune King”), a Hong Kong company. The founder and officer of Fortune King is also one of the shareholders of EOS, Inc. The sales amounted to $180,367 and $394,016 for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, accounts receivable balance was $1,143,557 and $1,263,833, respectively.

Due to shareholders

The Company has advanced funds from one of its directors and shareholder for working capital purposes. As of June 30, 2019 and December 31, 2018, there were $76,435 and $147,281 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the director and shareholder.

Note 5. INCOME TAXES

United States

EOS, Inc. is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. As of June 30, 2019, the Company had net operating loss carry forwards of $545,566 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100 % valuation allowance has offset deferred tax asset resulting from the net operating losses.

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

People’s Republic of China (“PRC”)

Under the Enterprise Income Tax (“EIT”) Law of the PRC, the standard EIT rate is 25%. The PRC subsidiary of the Company is subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. No provision for income taxes have been made as Maosong had no taxable income as of and for the six months ended June 30, 2019.

Provision for income tax consists of the following:

	For the Six Months Ended June 30,
	2019	2018
Current income tax
U.S.	$-	$-
Taiwan	-	25,295
PRC	-	-
Sub total	-	25,295

Deferred income tax
U.S.
Deferred tax assets for NOL carryforwards	(3,013)	(25,320)
Valuation allowance	3,013	25,320
Net changes in deferred income tax (benefit)	-	-
Total income tax provision	$-	$25,295

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Six Months Ended June 30,
	2019	2018

U.S. statutory income tax rate	21%	21%
Taiwan unified income tax rate	20%	20%
PRC standard EIT rate	25%	N/A
Changes in valuation allowance	(66)%	(41)%
Other	-%	-%
Effective combined income tax rate	-%	-%

Significant components of the Company’s deferred taxes as of June 30, 2019 and December 31, 2018 were as follows:

	June 30,	December 31,
	2019	2018
Deferred tax assets:	(Unaudited)
Net operating loss carryforwards	$114,569	$111,556
Less: Valuation allowance	(114,569)	(111,556)
Deferred tax assets, net	$-	$-

Note 6. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of June 30, 2019 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Description of Business

General Information

EOS Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the State of Nevada on April 3, 2015.

On or about November 18, 2016, the Company formed EOS INC. TAIWAN BRANCH, a Taiwanese corporation (“EITB”) and the Company owns 100% of EITB.

During the six months ended June 30, 2019, the Company paid the expenses of EITB in the amount of approximately $300. Additionally, the Company will continue to pay the expenses of EITB.

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

On September 20, 2018, the Company set up another wholly-owned subsidiary, EOS International Inc. (“EOS(BVI)”), under the laws of British Virgin Islands. EOS(BVI) is in the business of marketing and distribution of various products, including nutrition supplements, skin care products, and water purifying machines. On March 1, 2019, EOS(BVI) set up a wholly-owned subsidiary, Shanghai Maosong Co., Ltd (“Maosong”), under the laws of People’s Republic of China. Maosong is in the business of marketing and distribution of various products, including nutrition supplements, skin care products, and water purifying machines in China. As of the date of this report, Maosong has a registered capital of USD $100,000, but no capital has actually been paid into Maosong.

We have never been a party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

EOS Inc., EITB, Emperor Star, and EOS(BVI) share the same office, which is located at 7F.-1, No. 162, Sec. 2, Zhongshan N. Rd., Zhongshan District, Taipei City, 10452, Taiwan. Emperor Star entered into the office lease which commenced on June 15, 2019 and will end on June 14, 2021.  The office occupies approximately 1,352 square feet and the average amount of office rent is approximately $1,850 per month.

General Business Overview

We market and distribute skin care products manufactured by A.C. (USA), Inc. (“A.C.”), which is headquartered in the City of Industry, California and has offices in Taiwan. We market and distribute A.C. skin care products to resellers who will recognize the needs of their targeted customers in various regions in Asia, such as People’s Republic of China (“PRC”), Singapore and Malaysia. We acquire the products from A.C.’s Taiwan warehouses. Our strategy is to target spas, department stores and specialty stores that sell similar skin products. During the six months ended June 30, 2019, we sold the A.C. Products in the amount of approximately $35,181, which accounted for approximately 14.77% of our net sales.

The skin care products that we distribute are designed to address various skin care needs. Those products include moisturizers, serums, cleansers, toners, body care, exfoliators, acne and oil correctors, facial masks, cleansing devices and sun care products. A number of those products are developed for use on particular areas of the body, such as the face or hands or around the eyes.

The Company, together with its subsidiaries, distributes highly innovative personal care products and ecologically friendly cleaning products in Taiwan, Mainland China, and Malaysia. Emperor Star’s product line includes anti-aging products that address the key signs of aging to reinvigorate and provide youthful energy and nutrition supplements. The Company stopped the line of ecologically friendly cleaning products in 2018.

On April 30, 2018, we, through our Emperor Star, started purchasing a type of water purifying machines from Cosminergy Hitech Development Co., Ltd. (“Cosminergy”) and reselling the water purifying machines in certain Asian areas and countries. The sales generated from selling the water purifying machines for the year ended December 31, 2018 and six months ended June 30, 2019 were $556,600 and $41,410, respectively, accounting for approximately 31.30% and 17.39% of the total revenue of the said period, respectively. We did not sell water purifying machines during the three months ended June 30, 2019 as we did not renew the Cosminergy Distribution Agreement when the said distribution agreement expired on April 30, 2019. We are actively seeking for the new vendors for this product.

In addition, we provided inventory, membership and business management software that designed by CKS Information Co., Ltd. to our customers in the fiscal year of 2018 and that business line generated minimal amount of revenue for the six months ended June 30, 2019.

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

On April 30, 2018, we, through our Emperor Star, entered into a distribution agreement (the “Cosminergy Distribution Agreement”) with Cosminergy Hitech Development Co., Ltd. (Cosminergy”) pursuant to which we started purchasing a type of water purifying machines from Cosminergy and reselling the water purifying machines in certain Asian areas and countries. The Cosminergy Distribution Agreement expired on April 30, 2019 and we did not renew it.

Acquisition of Control Interest in A-Best

On August 7, 2019, the Company, A-Best Wire Harness & Components Co., Ltd (“A-Best”), a company formed under the laws of Taiwan, and Ing-Ming Lai, a Taiwanese individual and the majority shareholder of A-Best, entered into a purchase agreement (the “Purchase Agreement”), pursuant to which, subject to the terms and conditions therein, the Company shall purchase thirty-one percent (31%) of the issued and outstanding equity interest in A-Best and as consideration, issue ten million (10,000,000) shares (the “Stock Consideration”) of its common stock (the “Common Stock”) to Ing-Ming Lai and pay Ing-Ming Lai fifty-five million (55,000,000) new Taiwanese dollars (“NTD”) (the “Cash Consideration”). The Company currently owns twenty percent (20%) of equity securities in A-Best, and will subsequently own a total of fifty-one percent (51%) of issued and outstanding A-Best shares when Ing-Ming Lai completes transferring his 31% of A-Best’s equity to the Company in accordance with the Purchase Agreement. Pursuant to the Purchase Agreement, the Company shall use its best efforts to obtain its shareholder approval to increase the number of authorized common stock to allow legal issuance of the Stock Consideration to Ing-Ming Lai no later than December 31, 2019. In addition, pursuant to the Purchase Agreement, the Company shall pay the Cash Consideration to Ing-Ming Lai if and only if the Company successfully completes an Initial Public Offering (the “IPO”) of its common stock, with gross proceeds of no less than $5,000,000 USD. The Purchase Agreement contains the customary confidentiality provision, representations and warranties. The Purchase Agreement also provides for mutual indemnification clauses. A-Best is a Taipei-based company that designs magnetic resonance speakers.

In connection with the Purchase Agreement, on August 7, 2019, the Company, A-Best, and Ing Ming Lai entered into an Exclusive Sales Agreement (the “Exclusive Sales Agreement”), pursuant to which the Company is granted the right as the exclusive distributor to sell all of A-Best’s products, including its Micro-ceramic magnetic resonance speakers in the world, and the right to use A-Best’s trademarks and copyrights in connection with the sale of such products. The term of the Exclusive Sales Agreement shall be three (3) years from execution and be automatically renewed for another term of three (3) years unless one party gives the other parties a written notice of termination three (3) months before the end of the term.

In connection with the Purchase Agreement, on August 7, 2019, the Company and Ing-Ming Lai entered into a management agreement (the “Management Agreement”), pursuant to which the Company has agreed to maintain A-Best’s existing operations and Ing-Ming Lai’s positions as A-Best’s President and Chief Executive Officer of A-Best, until A-Best’s board of directors decides to terminate the terms of his positions. Pursuant to the Management Agreement, the Company shall also designate one individual to A-Best’s board of directors, and A-Best’s board of directors shall continue to maintain two director seats, where at least one of the two directors is designated by the Company until the Parties either reach a shareholder agreement or A-Best receives additional capital investment in equity or debt. The Management Agreement became effective upon execution. For more information about this transaction, the Purchase Agreement, the Exclusive Sales Agreement and Management Agreement, please refer to the current report on Form 8-K which was filed with the Securities and Exchange Commission on August 13, 2019.

Results of Operation - Three months ended June 30, 2019 compared to the three months ended June 30, 2018

Net sales

Net sales were $38,060 for the three months ended June 30, 2019, representing a decrease of $285,575, or (88.24)%, as compared to $323,635 for the three months ended June 30, 2018. We experienced substantial decrease in net sales primarily because we did not sell water purifying machines after the distribution agreement expired in April 2019.

Cost of sales

Cost of sales was $6,766 for the three months ended June 30, 2019, representing a decrease of $27,397, or (80.19)%, as compared to $34,163 for the three months ended June 30, 2018. Such decrease was primarily due to the decrease in the sales of water purifying machines and nutrition products.

Gross profit

Gross profit was $31,294 for the three months ended June 30, 2019, compared to $289,472 for the same period in 2018. Gross profit as a percentage of net sales was approximately 82.22% in the second quarter of 2019, compared to approximately 89.44% in the same period in 2018. The change in gross profit margin was because the lower gross margin products accounted for a higher proportion of sales for the three months ended June 30, 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $187,379 for the three months ended June 30, 2019, an increase of $54,635, or 41.16%, as compared to $132,744 for the three months ended June 30, 2018. The increase in general and administrative expenses was primarily attributable to the increase in payroll expenses of $52,000.

Income (loss) from operations

Income (loss) from operations was $(156,085) for the three months ended June 30, 2019 compared to $156,728 for the three months ended June 30, 2018, representing a decrease of $312,813, or (199.59)%. Such decrease was mainly due to the decrease in the sales of water purifying machines and nutrition products, and the increase in selling, general and administrative expenses.

Other income (expense)

Other income (expense) was $2,625 for the three months ended June 30, 2019, a decrease of $43,975, or (94.37)%, from $46,600 for the three months ended June 30, 2018. The decrease in other income was mainly attributable to the decrease in gain on foreign currency exchange and the increase in loss on investment in equity securities accounting for the equity method.

Net Income (loss)

As a result of the above factors, our net loss was $(153,460) for the three months ended June 30, 2019, as compared to our net income of $178,033 for the three months ended June 30, 2018, representing a decrease of $331,493, or (186.20)%.

Results of Operation - Six months ended June 30, 2019 compared to the six months ended June 30, 2018

Net sales

Net sales were $238,172 for the six months ended June 30, 2019, representing a decrease of $187,000, or 43.98%, as compared to $425,172 for the six months ended June 30, 2018. We experienced substantial decrease in net sales primarily because we did not sell water purifying machines when the distribution agreement expired in April 2019. We had sales of $41,800 from selling water purifying machines in the six months ended June 30, 2019, as compared to approximately $153,000 for the same products during the same period last year.

Cost of sales

Cost of sales was $44,821 for the six months ended June 30, 2019, representing a decrease of $6,579, or (12.80)%, as compared to $51,400 for the six months ended June 30, 2018. Such decrease was mainly due to the decrease in the sales of water purifying machines and nutrition products.

Gross profit

Gross profit was $193,351 for the six months ended June 30, 2019, compared to $373,772 for the same period in 2018. Gross profit as a percentage of net sales was approximately 81.18% for the six months ended June 30, 2019, compared to approximately 87.91% in the same period in 2018. The change in gross profit margin was because the lower gross margin product accounted for a higher proportion of sales for the six months ended June 30, 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $373,930 for the six months ended June 30, 2019, representing an increase of $110,634, or 42.02%, as compared to $263,296 for the six months ended June 30, 2018. The increase in general and administrative expenses was primarily attributable to the increase in payroll expenses of approximately $107,000.

Income (loss) from operations

Income (loss) from operations was $(180,579) for the six months ended June 30, 2019 compared to income from operations of $110,476 for the six months ended June 30 2018, representing a decrease in other income of $291,055, or (263.46)%. Such decrease was primarily due to the decrease in sales of water purifying machines and nutrition products, and the increase in selling, general and administrative expenses.

Other income (expense)

Other income (expense) was $10,147 for the six months ended June 30, 2019, reflecting a decrease of $20,847, or (67.26)%, compared to $30,994 for the six months June 30, 2018. The decrease was mainly attributable to the decrease in gain on foreign currency exchange and the increase in loss on investment in equity securities accounting for the equity method.

Net Income (loss)

As a result of the above factors, our net income (loss) was $(170,432) for the six months ended June 30, 2019, as compared to net income of $116,175 for the six months ended June 30, 2018, representing a decrease of $286,607, or (246.70)%.

Liquidity and Capital Resources

Cash and cash equivalents were $7,622 at June 30, 2019 and $36,130 at December 31, 2018. Our total current assets were $1,611,722 at June 30, 2019, as compared to $1,927,538 at December 31, 2018. Our total current liabilities were $185,470 at June 30, 2019, as compared to $299,092 at December 31, 2018.

We had working capital of $1,426,252 at June 30, 2019, compared to working capital of $1,628,446 at December 31, 2018. The decrease in working capital was primarily attributable to the decrease in cash and cash equivalents, accounts receivable, and accounts receivable-related parties, partially offset by the decrease in accounts payable and due to shareholders.

Net cash used in operating activities was $30,146 during the six months ended June 30, 2019, as compared to net cash provided by operating activities of $32,472 for the six months ended June 30, 2018. The decrease in net cash provided by operating activities in the amount of $62,618 was primary attributable to the increase in net loss and the decrease in due to shareholders, partially offset by the decrease in account receivable.

Net cash used in investing activities was $935 during the six months ended June 30, 2019, as compared to $1,809 for the six months ended June 30, 2018. The decrease in net cash used in investing activities in the amount of $874 was mainly due to the decrease in purchase of equipment.

We did not have net cash flow provided by financing activities during the six months ended June 30, 2019 and 2018.

As a result of the above factors, net decrease in cash and cash equivalents was $28,508 for the six months ended June 30, 2019, as compared to a net increase in cash and cash equivalents of $29,703 for the six months ended June 30, 2018.

Inflation

Our opinion is that inflation has not had a material effect on our operations and is not expected to have any material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Critical Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements, including the accounts of EOS Inc. and its wholly owned subsidiaries in Taiwan, British Virgin Islands, and People’s Republic of China, have been prepared in conformity with accounting principles generally accepted in the United States of America. Since the Company and Emperor Star are entities under common control prior to the acquisition of Emperor Star, the transaction is accounted for as a restructuring transaction. All the assets and liabilities of Emperor Star were transferred to the Company at their respective carrying amounts on the date of transaction. The Company has recast prior period financial statements to reflect the conveyance of Emperor Star’s common shares as if the restructuring transaction had occurred as of the earliest date of the financial statements. All material intercompany accounts, transactions, and profits have been eliminated in consolidation. The nature of and effects on earnings per share (EPS) of nonrecurring intra-entity transactions involving long-term assets and liabilities is not required to be eliminated and EPS amounts have been recast to include the earnings (or losses) of the transferred net assets.

The functional currency of the subsidiaries in Taiwan is the New Taiwan dollars and the subsidiary in People’s Republic of China is the Chinese Yuan, or Renminbi, however the accompanying unaudited consolidated financial statements have been translated and presented in United States Dollars ($). In the accompanying unaudited consolidated financial statements and notes, “$”, “US$” and “U.S. dollars” mean United States dollars, “NT$” and “NT dollars” mean New Taiwan dollars, and “RMB” means Chinese Yuan, or Renminbi.

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

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally is five years. Depreciation expense is $902 and $1,383 for the six months ended June 30, 2019 and 2018, respectively.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long-lived assets currently exist as of June 30, 2019 and December 31, 2018.

Long-term Equity Investment

The Company acquires equity investment to promote business and strategic objectives. The Company accounts for non-marketable equity and other equity investments for which the Company does not have control over the investees as:

•

Equity method investments when the Company has the ability to exercise significant influence, but not control, over the investee. Its proportionate share of the income or loss is recognized monthly and is recorded in gain (loss) on equity investments.

•	Non-marketable cost method investments when the equity method does not apply.

Significant judgment is required to identify whether an impairment exists in the valuation of the Company’s non-marketable equity investments, and therefore the Company considers this a critical accounting estimate. Its yearly analysis considers both qualitative and quantitative factors that may have a significant impact on the investee's fair value. Qualitative analysis of its investments involves understanding the financial performance and near-term prospects of the investee, changes in general market conditions in the investee’s industry or geographic area, and the management and governance structure of the investee. Quantitative assessments of the fair value of its investments are developed using the market and income approaches. The market approach includes the use of comparable financial metrics of private and public companies and recent financing rounds. The income approach includes the use of a discounted cash flow model, which requires significant estimates regarding the investees' revenue, costs, and discount rates. The Company’s assessment of these factors in determining whether an impairment exists could change in the future due to new developments or changes in applied assumptions.

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

•

Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gain (loss) on equity investments.

•

Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gain (loss) on equity investments.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the six months ended June 30, 2019:
Nutrition supplement	$61,668
Skin care product	130,190
Water purifier machine	41,799
Software	4,515
Total	$238,172

Revenue by Geography

For the six months ended June 30, 2019:
Asia Pacific	$238,172
Total	$238,172

Leases -— The Company adopted FASB Accounting Standards Codification, Topic 842, Leases ("ASC 842") using the modified retrospective approach, electing the practical expedient that allows the Company not to restate its comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption. For the comparative periods prior to adoption, the Company presented the disclosures which were required under ASC 840.

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

In addition, the adoption of the standard did not have a material impact on the Company's results of operations or cash flows. Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in Selling, general and administrative expenses. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $22,321 and $1,958 for the six months ended June 30, 2019 and 2018, respectively.

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $4,000 and $3,965 for the six months ended June 30, 2019 and 2018, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. For the six months ended June 30, 2019 and 2018, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

For the six months ended June 30, 2019, one customer, a related party, accounted for more than 10% of the Company’s total revenues, representing approximately 76% of its total revenues, and 76% of accounts receivable in aggregate at June 30, 2019.

Customer	Net sales for the six months ended June 30, 2019		Accounts receivable balance as of June 30, 2019
A	$180,367	*	$1,143,557

For the six months ended June 30, 2018, one customer, a related party, accounted for more than 10% of the Company’s total revenues, represented approximately 93% of its total revenues and 83% of accounts receivable in aggregate at June 30, 2018, respectively.

Customer	Net sales for the six months ended June 30, 2018		Accounts receivable balance as of June 30, 2018
A	$394,016	*	$831,810

_______

*Related party transactions (See Note 4).

Suppliers: The Company purchases its inventories from various suppliers.

For the six months ended June 30, 2019, two suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 87% and 10% of total net purchase, and 0% and 100% of accounts payable in aggregate at June 30, 2019, respectively:

Supplier	Net purchase for the six months ended June 30, 2019	Accounts payable balance as of June 30, 2019
A	$34,561	$-
B	$3,821	$715

For the six months ended June 30, 2018, three suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 46%, 20% and 19% of total net purchase, and 57%, 0% and 0% of accounts payable in aggregate at June 30, 2018, respectively:

Supplier	Net purchase for the six months ended June 30, 2018	Accounts payable balance as of June 30, 2018
A	$23,799	$7,821
C	$10,158	$-
D	$9,548	$-

Foreign-currency Transactions

Foreign-currency transactions are recorded in New Taiwan dollars (“NTD”) and Renminbi (“RMB”) at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into New Taiwan dollars and Renminbi, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On the balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income except for those foreign currencies denominated investments in shares of stock where such differences are accounted for as translation adjustments under stockholders’ equity.

Translation Adjustment

The accounts of the Company’s subsidiaries were maintained, and their financial statements were expressed in New Taiwan Dollar (“NTD”) and Renminbi (“RMB”). Such financial statements were translated into U.S. Dollars (“$” or “USD”) in accordance ASC 830, "Foreign Currency Matters", with the NTD and RMB as the functional currency. According to the Statement, all assets and liabilities are translated at the current exchange rate, common stock and additional paid-in capital are translated at the historical rates, and income statement items are translated at an average exchange rate for the period. The resulting translation adjustments are reported under accumulated other comprehensive income (loss) as a component of stockholders’ equity.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and interim Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive and Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOS Inc.

Date: August 14, 2019	By:	/s/ He-Siang Yang
He-Siang Yang
Principal Executive Officer, Principal Financial Officer, President and Chairman of the Board

