Form 10-Q
period 2019-09-30
EOS INC.
filed 2019-11-14
CIK 1651958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2019

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

_____________________________________________

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

The number of shares of registrant’s common stock outstanding, as of November 13, 2019 is 74,122,997.

Securities registered pursuant to Section 12(b) of the Act: None.

2

FINANCIAL STATEMENT SCHEDULES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$12,018	$36,130
Accounts receivable	1,689,813	464,937
Accounts receivable – related parties	-	1,365,321
Inventory, net	419	7,211
Advance to suppliers	30,858	25,879
Prepaid expenses and other current assets	7,792	28,060
Total current assets	1,740,900	1,927,538

Property and equipment, net	7,089	7,650
Operating lease right-of-use assets	39,226	-
Security deposit	6,840	2,693
Long-term investment	27,221	-
Total Assets	$1,821,276	$1,937,881

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$3,535	$46,400
Accrued expenses	52,897	66,466
Due to shareholders	153,805	147,281
Income tax payable	24,909	38,945
Operating lease liabilities – current	22,351	-
Total current liabilities	257,497	299,092

Operating lease liabilities – noncurrent	16,876	-
Total liabilities	274,373	299,092

Stockholders’ Equity
Common stock, $0.001 par value;
75,000,000 shares authorized, 74,122,997 shares and 64,122,997 issued and outstanding, respectively	74,123	64,123
Additional paid-in capital	112,425	90,000
Retained earnings	1,384,277	1,496,131
Accumulated other comprehensive income (loss)	(23,922)	(11,465)
Total stockholders’ equity	1,546,903	1,638,789

Total Liabilities and Stockholders’ Equity	$1,821,276	$1,937,881

 The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018
Net sales	$628,864	$770,432	$390,692	$345,260

Cost of sales	101,357	94,708	56,536	43,308

Gross profit	527,507	675,724	334,156	301,952

Selling, general and administrative expenses	648,798	370,929	274,868	107,633

Income (loss) from operations	(121,291)	304,795	59,288	194,319

Other income (expense)
Interest income	48	40	-	1
Other income (expense)	12	2,029	12	(3)
Gain (loss) on foreign currency exchange	14,582	25,656	2,057	(3,267)
Gain (loss) on investment in equity securities	(5,205)	-	(2,779)	-
Total other income (expense)	9,437	27,725	(710)	(3,269)

Income (loss) before income tax provision	(111,854)	332,520	58,578	191,050

Income tax provision	-	25,295	-	-

Net income (loss)	$(111,854)	$307,225	$58,578	$191,050

Other Comprehensive Income (Loss):
Net income (loss)	$(111,854)	$307,225	$58,578	$191,050
Foreign currency translation adjustment, net of tax	(12,457)	(21,794)	(3,514)	(787)
Comprehensive Income (Loss)	$(124,311)	$285,431	$55,064	$190,263

Net income (loss) per share:
Basic and diluted	$(0.00)	$0.00	$0.00	$0.00

Weighted average number of common shares:
Basic and diluted	68,848,272	64,122,997	74,122,997	64,122,997

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2018	64,122,997	$64,123	$90,000	$1,496,131	$(11,465)	$1,638,789
Foreign currency translation adjustment	-	-	-	-	(7,090)	(7,090)
Net income (loss)	-	-	-	(16,972)	-	(16,972)
Balance at March 31, 2019	64,122,997	$64,123	$90,000	$1,479,159	$(18,555)	$1,614,727
Common shares issued in exchange
for investment in equity securities	10,000,000	10,000	22,425	-	-	32,425
Foreign currency translation adjustment	-	-	-	-	(1,853)	(1,853)
Net income (loss)	-	-	-	(153,460)	-	(153,460)
Balance at June 30, 2019	74,122,997	$74,123	$112,425	$1,325,699	$(20,408)	$1,491,839
Foreign currency translation adjustment	-	-	-	-	(3,514)	(3,514)
Net income (loss)	-	-	-	58,578	-	58,578
Balance at September 30, 2019	74,122,997	$74,123	$112,425	$1,384,277	$(23,922)	$1,546,903

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2017	64,122,997	$64,123	$90,000	$466,806	$12,554	$633,483
Foreign currency translation adjustment	-	-	-	-	11,661	11,661
Net Income (Loss)	-	-	-	(61,858)	-	(61,858)
Balance at March 31, 2018	64,122,997	$64,123	$90,000	$404,948	$24,215	$583,286
Foreign currency translation adjustment	-	-	-	-	(32,668)	(32,668)
Net Income (Loss)	-	-	-	178,033	-	178,033
Balance at June 30, 2018	64,122,997	$64,123	$90,000	$582,981	$(8,453)	$728,651
Foreign currency translation adjustment	-	-	-	-	(787)	(787)
Net Income (Loss)	-	-	-	191,050	-	191,050
Balance at September 30, 2018	64,122,997	$64,123	$90,000	$774,031	$(9,240)	$918,914

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$(111,854)	$307,225
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	1,384	1,931
Loss on investment in equity securities	5,205	-
(Gain) loss on foreign currency exchange	(14,582)	(25,656)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	139,635	(281,481)
Decrease (increase) in inventory	2,502	(25,948)
Decrease (increase) in advance to suppliers	(5,351)	(20,642)
Decrease (increase) in prepaid expense and other assets	19,864	9,447
Increase (decrease) in accounts payable	(42,865)	(34,095)
Increase (decrease) in accrued expenses	(12,789)	8,956
Increase (decrease) in income tax payable	(13,477)	12,297
Increase (decrease) in due to shareholders	8,328	84,243
Net cash provided by (used in) operating activities	(24,000)	36,277

Cash flows from investing activities
Purchase of equipment	(933)	(2,890)
Net cash used in investing activities	(933)	(2,890)

Effect of exchange rate changes on cash and cash equivalents	821	(152)
Net increase (decrease) in cash and cash equivalents	(24,112)	33,235

Cash and Cash Equivalents
Beginning	36,130	24,610
Ending	$12,018	$57,845
Supplemental Disclosure of Cash Flows
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$8,125	$12,998

Non-cash financing and investing activities
Common shares issued in exchange for investment in equity securities	$32,425	$-

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDAED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

On May 3, 2017, the Company entered into and closed a Share Purchase and Sale Agreement (the “Purchase Agreement”) with Emperor Star and the shareholder of Emperor Star acquired all of the issued and outstanding shares of Emperor Star in consideration of $30,562 in cash. As a result of the Purchase, Emperor Star became the Company’s wholly owned subsidiary. Upon consummation of the transaction, the Company has assumed the business of Emperor Star and ceased to be a shell company.

On September 20, 2018, the Company set up another wholly-owned subsidiary, EOS International Inc. (“EOS(BVI)”), under the laws of British Virgin Islands. EOS(BVI) is in the business of marketing and distribution of various products, including nutrition supplements, skin care products, and water purifiers.

On March 1, 2019, EOS(BVI) set up a wholly-owned subsidiary, Shanghai Maosong Co., Ltd (“Maosong”), under the laws of People’s Republic of China. Maosong is in the business of marketing and distribution of various products, including nutrition supplements, skin care products, and water purifiers in China. As of the date of this report, Maosong has a registered capital of USD $100,000, but no capital has actually been paid into Maosong.

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

The functional currency of the subsidiaries in Taiwan is the New Taiwan dollars and the subsidiary in People’s Republic of China is the Chinese Yuan, or Renminbi; however, the accompanying unaudited consolidated financial statements have been translated and presented in United States Dollars ($). In the accompanying unaudited consolidated financial statements and notes, “$”, “US$” and “U.S. dollars” mean United States dollars, “NT$” and “NT dollars” mean New Taiwan dollars, and “RMB” means Chinese Yuan, or Renminbi.

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

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally is five years. Depreciation expense is $1,384 and $1,931 for the nine months ended September 30, 2019 and 2018, respectively.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long-lived assets currently exist as of September 30, 2019 and December 31, 2018.

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

Significant judgment is required to identify whether an impairment exists in the valuation of the Company’s non-marketable equity investments, and therefore the Company considers this a critical accounting estimate. Its yearly analysis considers both qualitative and quantitative factors that may have a significant impact on the investee’s fair value. Qualitative analysis of its investments involves understanding the financial performance and near-term prospects of the investee, changes in general market conditions in the investee’s industry or geographic area, and the management and governance structure of the investee. Quantitative assessments of the fair value of its investments are developed using the market and income approaches. The market approach includes the use of comparable financial metrics of private and public companies and recent financing rounds. The income approach includes the use of a discounted cash flow model, which requires significant estimates regarding the investees’ revenue, costs, and discount rates. The Company’s assessment of these factors in determining whether an impairment exists could change in the future due to new developments or changes in applied assumptions.

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

Software sales: The Company does not develop the software products on its own. When the Company receives a purchase order from the customer, the Company would engage with the third-party software company to customize and develop the software products. The Company recognizes software revenues upon completion of the installation and testing, and transfer the control of the software products to the customer. Software revenues are recorded at the fixed sales price, or “transaction price”, pursuant to the sales contracts. The Company may also charge the customer maintenance service fees on a straight-line basis over the service period pursuant to the sales contract. The Company concluded that the performance obligation for the maintenance service is distinct. Therefore, such maintenance service revenue can be separated from other elements in the arrangement.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the nine months ended September 30, 2019:
Nutrition supplement	$343,293
Skin care product	147,707
Water purifier machine	42,668
Software	95,196
Total	$628,864

 Revenue by Geography

For the nine months ended September 30, 2019:
Asia Pacific	$628,864
Total	$628,864

Leases -— The Company adopted FASB Accounting Standards Codification, Topic 842, Leases (“ASC 842”) using the modified retrospective approach, electing the practical expedient that allows the Company not to restate its comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption. For the comparative periods prior to adoption, the Company presented the disclosures which were required under ASC 840.

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $30,879 and $1,933 for the nine months ended September 30, 2019 and 2018, respectively.

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $5,424 and $5,873 for the nine months ended September 30, 2019 and 2018, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. For the nine months ended September 30, 2019 and 2018, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

For the nine months ended September 30, 2019, one customer accounted for more than 10% of the Company’s total revenues, representing approximately 86% of its total revenues, and 80% of accounts receivable in aggregate at September 30, 2019.

Customer	Net sales for the nine months ended September 30, 2019	Accounts receivable balance as of September 30, 2019
A	$542,499	$1,353,215

.

For the nine months ended September 30, 2018, one customer, a related party, accounted for more than 10% of the Company’s total revenues, represented approximately 92% of its total revenues and 85% of accounts receivable in aggregate at September 30, 2018, respectively.

Customer	Net sales for the nine months ended September 30, 2018		Accounts receivable balance as of September 30, 2018
A	$709,626	*	$909,069

*Related party transactions (See Note 4).

Suppliers: The Company purchases its inventories from various suppliers.

For the nine months ended September 30, 2019, three suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 77%, 10% and 10% of total net purchase, and 0%, 0% and 71% of accounts payable in aggregate at September 30, 2019, respectively:

Supplier	Net purchase for the nine months ended September 30, 2019	Accounts payable balance as of September 30, 2019
A	$70,868	$-
B	$9,106	$-
C	$8,825	$2,520

For the nine months ended September 30, 2018, three suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 43%, 24% and 17% of total net purchase, and 0% of accounts payable in aggregate at September 30, 2018, respectively:

Supplier	Net purchase for the nine months ended September 30, 2018	Accounts payable balance as of September 30, 2018
D	$51,666	$-
A	$28,558	$-
E	$20,062	$-

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

Translation Adjustment

The accounts of the Company’s subsidiaries were maintained, and their financial statements were expressed in New Taiwan Dollar (“NTD”) and Renminbi (“RMB”). Such financial statements were translated into U.S. Dollars (“$” or “USD”) in accordance ASC 830, “Foreign Currency Matters”, with the NTD and RMB as the functional currency. According to the Statement, all assets and liabilities are translated at the current exchange rate, common stock and additional paid-in capital are translated at the historical rates, and income statement items are translated at an average exchange rate for the period. The resulting translation adjustments are reported under accumulated other comprehensive income (loss) as a component of stockholders’ equity.

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

Note 2. LEASE

The Company has no finance leases. The Company’s leases primarily include office facility and copy machine under the operating lease arrangements. The Company’s operating leases have remaining lease terms of four years as of September 30, 2019.

Balance sheet information related to the Company’s leases is presented below:

September 30, 2019
Operating Leases:
Operating lease – right of use (“ROU”) assets	$39,226

Operating lease liability, current portion	22,351
Operating lease liability, noncurrent portion	16,876
Total operating lease liabilities	$39,227

The following provides details of the Company’s lease expenses:

Nine Months Ended
September 30, 2019
Operating lease expenses, net	$13,560
$13,560

Other information related to leases is presented below:

Nine Months Ended
September 30, 2019
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	13,560

Weighted Average Remaining Lease Term:
Operating leases	1.86 years

Weighted Average Discount Rate:
Operating leases	4%

The minimum future annual payments under non-cancellable leases during the remainder of 2019, at rates now in force, are as follows:

Operating leases
2019 (excluding the nine months ended September 30, 2019)	$5,859
2020	23,435
2021	10,249
2022	831
2023	208
Total future minimum lease payments, undiscounted	40,582
Less: Imputed interest	(1,355)
Present value of future minimum lease payments	$39,227

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

As of September 30, 2019, the Company owns 20% equity of A-Best. The Company holds an equity interest in A-Best accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method.

Summarized financial information for the Company’s equity method investee, A-Best, is as follows:

Balance Sheets (Unaudited)

	September 30,	December 31,
	2019	2018
Current Assets	$29,818	$20,997
Noncurrent Assets	915	-
Current Liabilities	1,279,831	1,238,711
Shareholders’ Equity (Deficit)	(1,249,098)	(1,217,714)

Statement of Operation (Unaudited)

From the period from May 24, 2019 to September 30, 2019
Net Sales	$2,827
Gross profit	713
Net income (loss)	(26,023)
Share of profit (losses) from investment
accounted for using the equity method	(5,205)

Note 4. RELATED PARTY TRANSACTIONS

Related party – Sales

(1)	The Company had sales to EOS Venture International Pte Ltd., (the “EOS Venture”), a Singapore company. Mr. He-Siang Yang, the officer, director, and shareholder of the Company, is the key person who can significantly affect the economic performance of EOS Venture. The sales amounted to $0 and $4,038 for nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and December 31, 2018, accounts receivable balance was $0 and $101,488, respectively.

(2)	The Company had sales of various products to Fortune King (HK) Trading Limited, (the “Fortune King”), a Hong Kong company. As of June 30, 2019, Fortune King was a related party of the Company because the founder and officer of Fortune King was a shareholder of the Company. On or about June 30, 2019, the founder and officer of Fortune King transferred her equity interest in the Company and therefore Fortune King is no longer a related party to the Company. The sales amounted to $542,499 and $709,626 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and December 31, 2018, accounts receivable balance was $1,353,215 and $1,263,833, respectively.

Due to shareholders

The Company has received advances from its directors and shareholders for working capital purposes. As of September 30, 2019 and December 31, 2018, there were $153,805 and $147,281 advances outstanding, respectively. The Company and the creditors have agreed that the outstanding balances bear 0% interest rate and are due upon demand after thirty days written notice by each of the respective creditors.

Note 5. INCOME TAXES

United States

EOS, Inc. is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. As of September 30, 2019, the Company had net operating loss carry forwards of $544,508 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100 % valuation allowance has offset deferred tax asset resulting from the net operating losses.

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

People’s Republic of China (“PRC”)

Under the Enterprise Income Tax (“EIT”) Law of the PRC, the standard EIT rate is 25%. The PRC subsidiary of the Company is subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. No provision for income taxes have been made as Maosong had no taxable income as of and for the nine months ended September 30, 2019.

Provision for income tax consists of the following:

	For the Nine Months Ended September 30,
	2019	2018
Current income tax
U.S.	$-	$-
Taiwan	-	25,295
PRC	-	-
Sub total	-	25,295

Deferred income tax
U.S.
Deferred tax assets for NOL carryforwards	(2,791)	(27,328)
Valuation allowance	2,791	27,328
Net changes in deferred income tax (benefit)	-	-
Total income tax provision	$-	$25,295

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Nine Months Ended September 30,
	2019	2018

U.S. statutory income tax rate	21%	21%
Taiwan unified income tax rate	20%	20%
PRC standard EIT rate	25%	N/A
Changes in valuation allowance	(66)%	(41)%
Other	-%	-%
Effective combined income tax rate	0%	0%

Significant components of the Company’s deferred taxes as of September 30, 2019 and December 31, 2018 were as follows:

	September 30,	December 31,
	2019	2018
Deferred tax assets:	(Unaudited)
Net operating loss carryforwards	$114,347	$111,556
Less: Valuation allowance	(114,347)	(111,556)
Deferred tax assets, net	$-	$-

Note 6. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of September 30, 2019 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Description of Business

General Information

EOS Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the State of Nevada on April 3, 2015.

On or about November 18, 2016, the Company formed EOS INC. TAIWAN BRANCH, a Taiwanese corporation (“EITB”) and the Company owns 100% of EITB. Yu-Cheng Yang, a shareholder and director of the Company, is the sole director of EITB. Yu-Hsiang Chia is the branch manager of EITB.

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

We do not own any real property. Our principal executive office is presently located at 7F.-1, No. 162, Sec. 2, Zhongshan N. Rd., Zhongshan District, Taipei City 10452, Taiwan (Republic of China). EITB and Emperor Star operate from this Taipei location. Taiwan. Emperor Star and EITB entered into the office leases which commenced on June 15, 2019 and will end on June 14, 2021. The office occupies approximately 1,388 square feet and the average amount of office rent (including the maintenance fees) is approximately $2,016 per month. Before this location, our former principal executive office was at 372 Linsen N. Road, Suite 519, Zhongshan District, Taipei City, 104, Taiwan. Our then monthly rent for that office space was $1,280 and that lease expired on June 30, 2019.

A-Best operates its business at the address of 159 Songde Road, Building 13, Room 1, Xinyi District, Taipei, Taiwan. A-Best’s lease for that office space commenced on January 20, 2018 and will end on January 19, 2020 with a term of two years. The monthly rent for that office space is $1,451, excluding utilities and maintenance fees.

Maosong rents its office at 55 Auna Road, Building 1, Suite 1316, Free Trade Zone, Shanghai, China. Maosong occupies approximately 215 square feet. The term of the lease for Maosong is three years, from January 3, 2019 to January 2, 2022, for an aggregate rental expenses of RMB 75,000 (equivalent to approximately $10,491 USD) for the entire term of the lease.

General Business Overview

EOS Inc. markets and distributes a variety of consumer products selected based on its understanding of the demand for each of its products. EOS conducts its business primarily in Asia, including the People’s Republic of China (“PRC”), Taiwan, Singapore and Malaysia. The principal products that EOS markets and sells through its subsidiaries include Nine Layer Transformation Hair Cream, Deep Seawater Mineral Extract, and Lifegenes & Youthgenes. Nine Layer Transformation Hair Cream is hair-coloring product that darkens the user’s hair color to brown or black while nourishing the hair. Deep Seawater Mineral Extract is a dietary supplement that is designed to enhance the overall health and appearance of the consumer. Both Lifegenes and Youthgenes are dietary supplements designed to improve the consumer’s health. In addition to the four major products, EOS also sells and distributes other dietary supplements and skin care products from time to time as it deems profitable. During the nine months ended September 30, 2019, the net sales of dietary supplements and skin care products were $491,000, which represented approximately 78.08% of the total net sales for that period.

On April 30, 2018, we, through our Emperor Star, started purchasing a type of water purifying machines from Cosminergy Hitech Development Co., Ltd. (“Cosminergy”) and reselling the water purifying machines in certain Asian areas and countries. The sales generated from selling the water purifying machines for the year ended December 31, 2018 and nine months ended September 30, 2019 were $556,600 and $42,668, respectively, accounting for approximately 31.30% and 6.78% of the total revenue of the said period, respectively. We did not renew the Cosminergy Distribution Agreement when the said distribution agreement expired on April 30, 2019. We are actively seeking for the new vendors for this product.

In addition, we provided inventory, membership and business management software that designed by CKS Information Co., Ltd. to our customers in the fiscal year of 2018 and 2019. During the nine months ended September 30, 2019, the software business line generated $95,196 in revenue, which represented approximately 15.14% of the total net sales for that period.

Distribution Agreements and Supply Agreement

On May 1, 2015, we entered into a written Distribution Agreement with A.C. (USA), Inc. (“A.C.”) pursuant to which we have an exclusive right to market and distribute in Taiwan certain skin care products manufactured by A.C. for a period of 5 years (the “Distribution Agreement”). Pursuant to the provisions of the Distribution Agreement, we will market and promote the A.C. Products as defined therein in Taiwan. Accordingly, we are the exclusive distributor for those A.C. Products in Taiwan.

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

We, through one of our wholly-owned subsidiaries, entered into a product supply agreement (“Fortune King Product Supply Agreement”) with Fortune King (HK) Trading Limited (“Fortune King”), a company formed under the laws of Hong Kong, to provide and sell any products that Fortune King orders from EOS and its subsidiaries. Pursuant to the Fortune King Product Supply Agreement, we agreed to provide products ordered by Fortune King within five business days from the order date and the products we sell should have the expiration date/shelf life at least one year from the supply date. The Fortune King Product Supply Agreement became effective on October 1, 2018 and was extended to September 30, 2021. We provide marketing information on the products we sell and training services to Fortune King. During the year ended December 31, 2018 and nine months ended September 30, 2019, the majority of EOS’ sales of Nine Layer Transformation Hair Cream, Deep Seawater Mineral Extract, Lifegenes, Youthgenes, and household water purifying machines were to Fortune King. As of June 30, 2019, Fortune King was a related party of us because the founder and officer of Fortune King was a shareholder of EOS. On or about June 30, 2019, the founder and officer of Fortune King transferred her equity interest in the Company and therefore Fortune King is no longer a related party to the Company.

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

Results of Operation - Three months ended September 30, 2019 compared to the three months ended September 30, 2018

Net sales

Net sales were $390,692 for the three months ended September 30, 2019, representing an increase of $45,432, or 13.16%, as compared to $345,260 for the three months ended September 30, 2018. The increase was primarily due to the increase in sales of skin care products and nutrition products.

Cost of sales

Cost of sales was $56,536 for the three months ended September 30, 2019, representing an increase of $13,228, or 30.54%, as compared to $43,308 for the three months ended September 30, 2018. The increase was mainly attributable to the increase in sales.

Gross profit

Gross profit was $334,156 for the three months ended September 30, 2019, compared to $301,952 for the same period in 2018. Gross profit as a percentage of net sales was 85.53% in the third quarter of 2019, compared to 87.46% in the same period in 2018. The change in gross margin was because the lower gross margin products accounted for a higher proportion of sales for the three months ended September 30, 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $274,868 for the three months ended September 30, 2019, an increase of $167,235, or 155.38%, as compared to $107,633 for the three months ended September 30, 2018. The increase in selling, general and administrative expenses was primarily attributable to the increase in accounting, legal and professional fees of approximately $117,000 and payroll expenses of approximately $37,500 for the three months ended September 30, 2019.

Income (loss) from operations

Income (loss) from operations was $59,288 for the three months ended September 30, 2019 compared to $194,319 for the three months ended September 30, 2018, representing a decrease of $135,031, or (69.49)%. Such decrease was mainly due to the increase in selling, general and administrative expenses.

Other expense

Other expense was $710 for the three months ended September 30, 2019, a decrease of $2,559, or (78.28)%, from 3,269 for the three months ended September 30, 2018. The decrease in other expense was mainly attributable to the increase in gain on foreign currency exchange, partially offset by the increase in loss on investment in equity securities accounting for the equity method.

Net Income

As a result of the above factors, our net income was $58,578 for the three months ended September 30, 2019, as compared to our net income of $191,050 for the three months ended September 30, 2018, representing a decrease of $132,472, or (69.34)%.

Results of Operation - Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Net sales

Net sales were $628,864 for the nine months ended September 30, 2019, representing a decrease of $141,568, or 18.38%, as compared to $770,432 for the nine months ended September 30, 2018. The decrease was primarily due to the decrease in sales of water purifying machines of approximately $360,000 and skin care products of approximately $67,000, partially offset by the increase in sales of nutrition products of approximately $270,000.

Cost of sales

Cost of sales was $101,357 for the nine months ended September 30, 2019, representing an increase of $6,649 or 7.02%, as compared to $94,708 for the nine months ended September 30, 2018. Such increase was mainly due to the increase in the sales of nutrition products, partially offset by the decrease in sales of water purifying machines and nutrition products.

Gross profit

Gross profit was $527,507 for the nine months ended September 30, 2019, compared to $675,724 for the same period in 2018. Gross profit as a percentage of net sales was 83.88% for the nine months ended September 30, 2019, compared to 87.71% in the same period in 2018. The change in gross margin was because the lower gross margin product accounted for a higher proportion of sales for the nine months ended September 30, 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $648,798 for the nine months ended September 30, 2019, representing an increase of $277,869, or 74.91%, as compared to $370,929 for the nine months ended September 30, 2018. The increase in selling, general and administrative expenses was primarily attributable to the increase in payroll expenses of approximately $145,000, accounting, legal and professional fees of approximately $36,000 and advertising expense of approximately $29,000.

Income (loss) from operations

Loss from operations was $(121,291) for the nine months ended September 30, 2019 compared to income from operations of $304,795 for the nine months ended September 30 2018, representing a decrease of $426,086, or (139.79)%. Such decrease was primarily due to the decrease in sales of water purifying machines and skincare products, and the increase in selling, general and administrative expenses.

Other income (expense)

Other income (expense) was $9,437 for the nine months ended September 30, 2019, reflecting a decrease of $18,288, or (65.96)%, compared to $27,725 for the nine months September 30, 2018. The decrease was mainly attributable to the decrease in gain on foreign currency exchange and the increase in loss on investment in equity securities accounting for the equity method.

Net Income (loss)

As a result of the above factors, our net income (loss) was $(111,854) for the nine months ended September 30, 2019, as compared to net income of $307,225 for the nine months ended September 30, 2018, representing a decrease of $419,079, or (136.41)%.

Liquidity and Capital Resources

Cash and cash equivalents were $12,018 at September 30, 2019 and $36,130 at December 31, 2018. Our total current assets were $1,740,900 at September 30, 2019, as compared to $1,927,538 at December 31, 2018. Our total current liabilities were $257,497 at September 30, 2019, as compared to $299,092 at December 31, 2018.

We had working capital of $1,483,403 at September 30, 2019, compared to working capital of $1,628,446 at December 31, 2018. The decrease in working capital was primarily attributable to the decrease in cash and cash equivalents, accounts receivable and prepaid expenses and other current assets and the increase in due to shareholders, partially offset by the increase in advance to suppliers and the decrease in accounts payable.

Net cash used in operating activities was $24,000 during the nine months ended September 30, 2019, as compared to net cash provided by operating activities of $36,277 for the nine months ended September 30, 2018. The decrease in net cash provided by operating activities in the amount of $60,277 was primary attributable to the increase in net loss and the increase in due to shareholders, partially offset by the decrease in account s receivable.

Net cash used in investing activities was $933 during the nine months ended September 30, 2019, as compared to $2,890 for the nine months ended September 30, 2018. The decrease in net cash used in investing activities in the amount of $1,957 was mainly due to the decrease in purchase of equipment.

We did not have net cash flow provided by nor used in financing activities during the nine months ended September 30, 2019 and 2018.

As a result of the above factors, net decrease in cash and cash equivalents was $24,112 for the nine months ended September 30, 2019, as compared to a net increase in cash and cash equivalents of $33,235 for the nine months ended September 30, 2018.

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

The functional currency of the subsidiaries in Taiwan is the New Taiwan dollars and the subsidiary in People’s Republic of China is the Chinese Yuan, or Renminbi; however, the accompanying unaudited consolidated financial statements have been translated and presented in United States Dollars ($). In the accompanying unaudited consolidated financial statements and notes, “$”, “US$” and “U.S. dollars” mean United States dollars, “NT$” and “NT dollars” mean New Taiwan dollars, and “RMB” means Chinese Yuan, or Renminbi.

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

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally is five years. Depreciation expense is $1,384 and $1,931 for the nine months ended September 30, 2019 and 2018, respectively.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long-lived assets currently exist as of September 30, 2019 and December 31, 2018.

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

Significant judgment is required to identify whether an impairment exists in the valuation of the Company’s non-marketable equity investments, and therefore the Company considers this a critical accounting estimate. Its yearly analysis considers both qualitative and quantitative factors that may have a significant impact on the investee’s fair value. Qualitative analysis of its investments involves understanding the financial performance and near-term prospects of the investee, changes in general market conditions in the investee’s industry or geographic area, and the management and governance structure of the investee. Quantitative assessments of the fair value of its investments are developed using the market and income approaches. The market approach includes the use of comparable financial metrics of private and public companies and recent financing rounds. The income approach includes the use of a discounted cash flow model, which requires significant estimates regarding the investees’ revenue, costs, and discount rates. The Company’s assessment of these factors in determining whether an impairment exists could change in the future due to new developments or changes in applied assumptions.

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

Software sales: The Company does not develop the software products on its own. When the Company receives a purchase order from the customer, the Company would engage with the third-party software company to customize and develop the software products. The Company recognizes software revenues upon completion of the installation and testing, and transfer the control of the software products to the customer. Software revenues are recorded at the fixed sales price, or “transaction price”, pursuant to the sales contracts. The Company may also charge the customer maintenance service fees on a straight-line basis over the service period pursuant to the sales contract. The Company concluded that the performance obligation for the maintenance service is distinct. Therefore, such maintenance service revenue can be separated from other elements in the arrangement.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the nine months ended September 30, 2019:
Nutrition supplement	$343,293
Skin care product	147,707
Water purifier machine	42,668
Software	95,196
Total	$628,864

Revenue by Geography

For the nine months ended September 30, 2019:
Asia Pacific	$628,864
Total	$628,864

Leases -— The Company adopted FASB Accounting Standards Codification, Topic 842, Leases (“ASC 842”) using the modified retrospective approach, electing the practical expedient that allows the Company not to restate its comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption. For the comparative periods prior to adoption, the Company presented the disclosures which were required under ASC 840.

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $30,879 and $1,933 for the nine months ended September 30, 2019 and 2018, respectively.

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $5,424 and $5,873 for the nine months ended September 30, 2019 and 2018, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. For the nine months ended September 30, 2019 and 2018, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

For the nine months ended September 30, 2019, one customer accounted for more than 10% of the Company’s total revenues, representing approximately 86% of its total revenues, and 80% of accounts receivable in aggregate at September 30, 2019.

Customer	Net sales for the nine months ended September 30, 2019	Accounts receivable balance as of September 30, 2019
A	$542,499	$1,353,215

For the nine months ended September 30, 2018, one customer, a related party, accounted for more than 10% of the Company’s total revenues, represented approximately 92% of its total revenues and 85% of accounts receivable in aggregate at September 30, 2018, respectively.

Customer	Net sales for the nine months ended September 30, 2018		Accounts receivable balance as of September 30, 2018
A	$709,626	*	$909,069

                 __________________

*Related party transactions (See Note 4).

Suppliers: The Company purchases its inventories from various suppliers.

For the nine months ended September 30, 2019, three suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 77%, 10% and 10% of total net purchase, and 0%, 0% and 71% of accounts payable in aggregate at September 30, 2019, respectively:

Supplier	Net purchase for the nine months ended September 30, 2019	Accounts payable balance as of September 30, 2019
A	$70,868	$-
B	$9,106	$-
C	$8,825	$2,520

For the nine months ended September 30, 2018, three suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 43%, 24% and 17% of total net purchase, and 0% of accounts payable in aggregate at September 30, 2018, respectively:

Supplier	Net purchase for the nine months ended September 30, 2018	Accounts payable balance as of September 30, 2018
D	$51,666	$-
A	$28,558	$-
E	$20,062	$-

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

Translation Adjustment

The accounts of the Company’s subsidiaries were maintained, and their financial statements were expressed in New Taiwan Dollar (“NTD”) and Renminbi (“RMB”). Such financial statements were translated into U.S. Dollars (“$” or “USD”) in accordance ASC 830, “Foreign Currency Matters”, with the NTD and RMB as the functional currency. According to the Statement, all assets and liabilities are translated at the current exchange rate, common stock and additional paid-in capital are translated at the historical rates, and income statement items are translated at an average exchange rate for the period. The resulting translation adjustments are reported under accumulated other comprehensive income (loss) as a component of stockholders’ equity.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2019.

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

EOS Inc.

Date: November 14, 2019	By:	/s/ He-Siang Yang
He-Siang Yang
Principal Executive Officer, Principal Financial Officer, President and Chairman of the Board

