Form 10-K
period 2019-12-31
EOS INC.
filed 2020-04-16
CIK 1651958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

EOS INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0873246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7F-1, No. 162, Sec. 2, Zhongshan N. Rd., Zhongshan District

Taipei City, 10452, Taiwan (Republic of China)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 28, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is approximately $31 million.

The number of shares of registrant’s common stock outstanding, as of April 15, 2020 was 74,122,997.

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

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

•	our growth strategies;

•	our anticipated future operation and profitability;

•	our future financing capabilities and anticipated need for working capital;

•	the anticipated trends in our industry;

•	acquisitions of other companies or assets that we might undertake in the future;

•	our business relationships in China and the regulatory, economic and political conditions in China; and

•	current and future competition.

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

General Information

Organizational Structure

EOS Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the State of Nevada on April 3, 2015.

On or about November 18, 2016, the Company formed EOS INC. TAIWAN BRANCH, a Taiwanese corporation (“EITB”) and the Company owns 100% of EITB.

On March 1, 2019, we formed  Maosong Trading Co., Ltd. (“Maosong  Trading”) under the laws of PRC.

During the year ended December 31, 2017, the Company paid the expenses of EITB in the amount of approximately $6,290. Additionally, the Company will continue to pay the expenses of EITB.

The principal executive office of EITB is located at 7F-1, No. 162, Sec. 2, Zhongshan N. Rd., Zhongshan District, Taipei City, 10452, Taiwan (Republic of China).

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

General Business Overview

We are a distributor of various consumer products, such as skin care products, dietary supplements, electronic noise suppressing devices and water purifying machines. Based on the sales and trends of various consumer products, we from time to time select or drop the products that we distribute and sell.

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

In April 2018, we, through Emperor Star, started purchasing a type of water purifying machines from Cosminergy Hitech Development Co., Ltd. (“Cosminergy”) and reselling such water purifying machines in certain Asian countries and regions. However, we decided not to continue the sales of Cosminergy’s water purifying machines in 2019.

In November 2019, we started the marketing, promotion, sales and distribution of certain electrical noise suppressing device (the “Calibrator”) globally provided by Ultra Velocity Technology Ltd. (“Ultra Velocity”), a corporation formed under the laws of Taiwan, based on an exclusive patent licensing and distribution agreement (the “Ultra Velocity Agreement”) between Ultra Velocity and us. However, due to the outbreak of coronavirus (“COVID-19”) in mainland China, Ultra Velocity and we terminated the Ultra Velocity Agreement in March 2020 and intended to redefine the cooperation model between the respective parties.

In addition, we provided inventory, membership and business management software that designed by CKS Information Co., Ltd. to our customers in the fiscal year of 2019.

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

On August 7, 2019, A-Best Wire Harness & Components Co., Ltd. (“A-Best”), its sole shareholder and the Company entered into a group of agreements, including the purchase agreement (the “Purchase Agreement”), the exclusive sales agreement (the “Exclusive Sales Agreement”) and the management agreement (the “Management Agreement”). Pursuant to the series of agreements, the Company served as the sole distributor to sell A-Best’s products, including the micro-ceramic magnetic speakers globally. However, on December 30, 2019, the Company, A-Best and A-Best’s manager and majority shareholder mutually terminated such three agreements. On March 2, 2020, the respective parties entered into a strategic alliance agreement (the “Strategic Alliance Agreement”), pursuant to which the Company continued to distribute A-Best’s products exclusively and A-Best may keep 10,000,000 shares of the Company’s common stock, par value $0.001 per share, subject to certain conditions described in the Strategic Alliance Agreement.

On November 25, 2019, the Company and Ultra Velocity Technology Ltd. (“Ultra Velocity”), a corporation formed under the laws of Taiwan, entered into an exclusive patent licensing and distribution agreement (the “Exclusive Patent Licensing and Distribution Agreement”), pursuant to which, subject to the terms and conditions therein, Ultra Velocity granted the Company an exclusive license to the patent (Patent M566970 registered in Taiwan) to its electrical noise suppressing device (the “Calibrator”) and the exclusive right to market, promote, distribute and sell the Calibrator globally. In accordance with the Agreement and in consideration for the exclusive patent license and distribution right to the Calibrator, the Company agreed to issue Ultra Velocity three million (3,000,000) restricted shares of its common stock after the execution of this Agreement and upon the shareholder approval to increase the number of authorized capital of the Company (the “Shareholder Approval”).  The term of this Agreement was ten years, commencing from the dare thereof. However, on March 30, 2020, the Company and Ultra Velocity terminated the Exclusive Patent Licensing and Distribution Agreement via a mutually agreed written notice, effective March 24, 2020.

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

During the year ended December 31, 2019, the vast majority of our sales derived from one primary client. We are trying to diversify our clientele.

Cosminergy Water Purifying Machines

In 2018, we mainly distributed the Cosminergy water purifying machines in PRC (including Hong Kong), Taiwan and Singapore through retailers in those regions and countries. In April 2019, we ceased the distribution of Cosminergy water purifying machines. We intend to find another strategic supplier for other types of water purification equipment.

Calibrators

We started the sales and distribution of automobile carbon reduction machines or Calibrators for Ultra Velocity in November 2019. During the year ended December 31, 2019, we generated a gross revenue of approximately $350,000 in the Asian market.

Patents and Trademarks

At the present we do not own any patents or trademarks. However, we had obtained the exclusive license to the patent (Patent M566970 registered in Taiwan) to the Calibrator from Ultra Velocity pursuant to the Exclusive Patent Licensing and Distribution Agreement, which was terminated on March 24, 2020.

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

Employees and Employment Agreements of the Company, EITB and Emperor Star

The Company and its consolidated subsidiaries have a total of nine employees. Our President, He Siang Yang, who, currently, devotes 20 or more hours a week to our business, is responsible for the primary operation of our business. There is no outstanding employment agreement.

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

Item 1A. Risk Factors.

Not applicable for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real property. Our principal executive office is presently located at 7F.-1, No. 162, Sec. 2, Zhongshan N. Rd., Zhongshan District, Taipei City 10452, Taiwan (Republic of China). EOS’s Taiwan branch and Emperor Star operate from this Taipei location. Taiwan. Emperor Star and EOS Taiwan Branch entered into the office leases which commenced on June 15, 2019 and will end on June 14, 2021. The office occupies approximately 1,388 square feet and the average amount of office rent (including the maintenance fees) is approximately $2,016 per month.

Maosong Trading rented its office at 55 Auna Road, Building 1, Suite 1316, Free Trade Zone, Shanghai, China. Maosong Trading occupies approximately 215 square feet. The term of the lease is three years, from January 3, 2019 to January 2, 2022, for an aggregate rental expenses of RMB 75,000 (equivalent to approximately $10,491 USD) for the entire term of the lease.

During the fiscal years ended December 31, 2019 and 2018, we paid approximately $19,553 and $15,350 for leasing our offices, respectively. We believe the current spaces meet our business operational needs.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the OTCQB under the symbol “EOSS.” There has not been any significant trading to date in the Company’s common stock. The table below presents the high and low bid for our common stock for each quarter for the years ended December 31, 2019 and 2018. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	High	Low
Year ended December 31, 2019
1st Quarter	$3.50	$0.65
2nd Quarter	$2.50	$1.10
3rd Quarter	$2.50	$1.45
4th Quarter	$2.40	$1.49

Year ended December 31, 2018
1st Quarter	$2.00	$1.00
2nd Quarter	$1.99	$0.54
3rd Quarter	$2.50	$1.00
4th Quarter	$2.25	$0.55

There were approximately 178 holders of record of our common stock as of April 15, 2020.

Common Stock

As of April 15, 2020, the outstanding number of shares of our common stock was 74,122,997. All our outstanding common shares are legally issued, fully paid and non-assessable.

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

Outstanding Stock Options, Warrants and Convertible Securities

We had no outstanding stock options, warrants or convertible securities as of December 31, 2019.

Equity Compensation Plans, Bonus Plans

As of December 31, 2019, we had no equity incentive plans outstanding. We have no Compensation Committee.

Pension Benefits

As of December 31, 2019, we did not have any defined benefit pension plans.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Debt Securities

We have no debt securities outstanding.

Repurchase Programs

There is currently no share repurchase program pending.

Recent Transactions Involving Unregistered Securities

On January 15, 2019, A-Best, its majority shareholder Ing Ming Lai, a Taiwanese individual, and the Company entered into an Investment Cooperation Agreement (the “Investment Agreement”), pursuant to which we issued 10 million shares of our common stock to Ing Ming Lai. The Company made such an issuance in reliance on an exemption from registration set forth in section 4(2) of the Securities Act of 1933, as amended.

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

In April 2018, we, through our Emperor Star, started purchasing a type of water purifying machines from Cosminergy Hitech Development Co., Ltd. (“Cosminergy”) and reselling the water purifying machines in certain Asian areas and countries. The sales generated from selling the water purifying machines for the year ended December 31, 2019 were $769,592, accounting for approximately one third of the total revenue of the said period. We ceased the sales of water purifying machines from Cosminergy in April 2019.

We commenced the sales and distribution of Calibrators in November 2019. The sales generated from selling the Calibrators for the year ended December 31, 2019 were $354,401, accounting for approximately 15% of the total revenue of the said period. We ceased the sales the Calibrators from Ultra Velocity in March 2020.

In addition, we provided inventory, membership and business management software that designed by CKS Information Co., Ltd. to our customers in the fiscal year of 2019.

Critical Accounting Policies and Estimates

 Principles of Consolidation

The accompanying consolidated financial statements, including the accounts of EOS Inc. and its wholly owned subsidiaries in Taiwan, British Virgin Islands, and People’s Republic of China, have been prepared in conformity with accounting principles generally accepted in the United States of America. Since the Company and Emperor Star are entities under common control prior to the acquisition of Emperor Star, the transaction is accounted for as a restructuring transaction. All the assets and liabilities of Emperor Star were transferred to the Company at their respective carrying amounts on the date of transaction. The Company has recast prior period financial statements to reflect the conveyance of Emperor Star’s common shares as if the restructuring transaction had occurred as of the earliest date of the consolidated financial statements. All material intercompany accounts, transactions, and profits have been eliminated in consolidation. The nature of and effects on earnings per share (EPS) of nonrecurring intra-entity transactions involving long-term assets and liabilities is not required to be eliminated and EPS amounts have been recast to include the earnings (or losses) of the transferred net assets.

The functional currency of the subsidiaries in Taiwan is the New Taiwan dollars and the subsidiary in People’s Republic of China is the Chinese Yuan, or Renminbi; however, the accompanying consolidated financial statements have been translated and presented in United States Dollars ($). In the accompanying consolidated financial statements and notes, “$”, “US$” and “U.S. dollars” mean United States dollars, “NT$” and “NT dollars” mean New Taiwan dollars, and “RMB” means Chinese Yuan, or Renminbi.

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

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally is five years. Depreciation expense is $1,916 and $2,510 for the years ended December 31, 2019 and 2018, respectively.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long-lived assets currently exist as of December 31, 2019 and 2018.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the year ended December 31, 2019:
Nutrition supplement	$927,149
Water purifier machine	769,592
Automobile carbon reduction machine	354,401
Skin care product	135,964
Software	102,437
Total	$2,289,543

Revenue by Geography

For the year ended December 31, 2019:
Asia Pacific	$2,289,543
Total	$2,289,543

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

The adoption of ASC 842 had no substantial impact on the Company’s consolidated balance sheets. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases.  Accordingly, adoption of this standard resulted in the recognition of operating lease right-of-use assets of $8,235 and operating lease liabilities of $8,235 on the consolidated balance sheet as of January 1, 2019. The adoption of ASC 842 did not result in a cumulative-effect adjustment to the opening balance of retained earnings.

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $39,645 and $13,299 for the years ended December 31, 2019 and 2018, respectively.

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $7,051 and $7,958 for the years ended December 31, 2019 and 2018, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Net Income Per Share

Basic income per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. For the years ended December, 2019 and 2018, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted income per share is not presented.

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

Concentration of Credit Risk

Cash and cash equivalents: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”). The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of December 31, 2019, the Company had approximately $124,213 in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

Customers: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the year ended December 31, 2019, one customer accounted for more than 10% of the Company’s total revenues, representing approximately 95% of its total revenues, and 99% of accounts receivable in aggregate at December 31, 2019.

Customer	Net sales for the year ended December 31, 2019	Accounts receivable balance as of December, 2019
A	$2,171,766	$2,151,192

.

For the year ended December 31, 2018, two customers accounted for more than 10% of the Company’s total revenues, represented approximately 69% and 16% of its total revenues and 69% and 13% of accounts receivable in aggregate at December 31, 2018, respectively.

Customer	Net sales for the year ended December 31, 2018		Accounts receivable balance as of December 31, 2018
A	$1,235,203	*	$1,263,833
B	$279,405		$237,980

*Related party transactions (see Note 4).

Suppliers: The Company purchases its inventories from various suppliers.

For the year ended December 31, 2019, four suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 34%, 27%, 19% and 10% of total net purchase, and 0% of accounts payable in aggregate at December 31, 2019, respectively:

Supplier	Net purchase for the year ended December 31, 2019	Accounts payable balance as of December 31, 2019
A	$96,743	$-
B	$74,819	$-
C	$52,505	$-
D	$28,400	$-

For the year ended December 31, 2018, three suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 41%, 23% and 16% of total net purchase, and 0% of accounts payable in aggregate at December 31, 2018, respectively:

Supplier	Net purchase for the year ended December 31, 2018	Accounts payable balance as of December 31, 2018
E	$50,529	$-
B	$28,371	$-
F	$19,620	$-

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that the ASU will have on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is currently evaluating the effect, if any, that the ASU will have on its consolidated financial statements.

Results of Operations

The following presents the consolidated results of the Company for the years ended December 31, 2019 and December 31, 2018.

Net sales

Net sales were $2,289,543 for year ended December 31, 2019, representing an increase of $511,598, or 28.77%, as compared to $1,777,945 for the year ended December 31, 2018. The increase was primarily due to the increase in sales of automobile carbon reduction machines or Calibrators of approximately $350,000, nutrition supplements of approximately $420,000 and water purifying machines of approximately $210,000, partially offset by the decrease in sales of skin care products of approximately $500,000.

Cost of sales

Cost of sales was $275,463 for the year ended December 31, 2019, representing an increase of $58,958 or 27.23%, as compared to $216,505 for the year ended December 31, 2018. Such increase was mainly due to the increase in the sales of automobile carbon reduction machines, water purifying machines and nutrition supplements, partially offset by the decrease in sales of skin care products.

Gross profit

Gross profit was $2,014,080 for the year ended December 31, 2019, compared to $1,561,440 for the same period in 2018. Gross profit as a percentage of net sales was 87.97% for the year ended December 31, 2019, compared to 87.82% in the same period in 2018. The change in gross margin was because the higher gross margin product accounted for a higher proportion of sales for the year ended December 31, 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $905,822 for the year ended December 31, 2019, representing an increase of $358,142, or 65.39%, as compared to $547,680 for the year ended December 31, 2018. The increase in selling, general and administrative expenses was primarily attributable to the increase in payroll expenses of approximately $160,000, accounting, legal and professional fees of approximately $90,000, advertising expense of approximately $26,000 and travel of approximately $25,000.

Income from operations

Income from operations was $1,108,258 for the year ended December 31, 2019 compared to income from operations of $1,013,760 for the year ended December 31 2018, representing an increase of $94,498, or 9.32%. Such increase was primarily due to the increase in sales of automobile carbon reduction machines, water purifying machines and nutrition supplements, partially offset by the decrease in sales of skin care products and the increase in selling, general and administrative expenses.

Other income (expense)

Other income (expense) was $(26,491) for the year ended December 31, 2019, reflecting a decrease of $59,851, or 179.41%, compared to $33,360 for the year December 31, 2018. The decrease was mainly attributable to the increase in loss on foreign currency exchange and the increase in loss on investment in equity securities under the equity method.

Net Income

As a result of the above factors, our net income was $1,081,767 for the year ended December 31, 2019, as compared to net income of $1,029,325 for the year ended December 31, 2018, representing an increase of $52,442, or 5.09%.

Liquidity and Capital Resources

Cash and cash equivalents were $295,594 at December 31, 2019 and $36,130 at December 31, 2018. Our total current assets were $2,819,688 at December 31, 2019, as compared to $1,927,538 at December 31, 2018. Our total current liabilities were $221,694 at December 31, 2019, as compared to $299,092 at December 31, 2018.

We had working capital of $2,597,994 at December 31, 2019, compared to working capital of $1,628,446 at December 31, 2018. The increase in working capital was primarily attributable to the increase in cash and cash equivalents, accounts receivable and advance to suppliers, and the decrease in accounts payable and due to shareholder.

Net cash provided by operating activities was $265,176 during the year ended December 31, 2019, as compared to $13,505 for the year ended December 31, 2018. The increase in net cash provided by operating activities in the amount of $251,671 was primary attributable to the increase in net income and account receivable, partially offset by the increase in advance to suppliers and security deposits and other assets, and the decrease in due to shareholders.

Net cash used in investing activities was $1,818 during the year ended December 31, 2019, as compared to $2,869 for the year ended December 31, 2018. The decrease in net cash used in investing activities in the amount of $1,051 was mainly due to the decrease in purchase of equipment.

We did not have net cash flow provided by nor used in financing activities during the year ended December 31, 2019 and 2018.

As a result of the above factors, net increase in cash and cash equivalents was $36,130 for the year ended December 31, 2019, as compared to $24,610 for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2019.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

 FINANCIAL STATEMENT SCHEDULES

Audit • Tax • Cnsulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EOS Inc. and its subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EOS Inc. and its subsidiaries ( “the Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with the U.S. generally accepted accounting principles in the United States of America.

Change in Accounting Principle

As discussed in Note 1 and 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2015.

Diamond Bar, California

April 8, 2020

KCCW Accountancy Corp.

3333 South Brea Canyon Rd. Suite 206, Diamond Bar, CA 91765, USA

Tel: +1 909 348 7228 • Fax: +1 909 895 4155 • info@kccwcpa.com

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
Assets
Current Assets
Cash and cash equivalents	$295,594	$36,130
Accounts receivable	2,177,124	464,937
Accounts receivable – related parties	-	1,365,321
Inventory, net	10,541	7,211
Advance to suppliers	317,280	25,879
Prepaid expenses and other current assets	19,149	28,060
Total current assets	2,819,688	1,927,538

Property and equipment, net	7,719	7,650
Operating lease right-of-use assets	34,979	-
Security deposit	127,534	2,693
Long-term investment	20,751	-
Total Assets	$3,010,671	$1,937,881

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$2,045	$46,400
Accrued expenses	74,281	66,466
Due to shareholders	96,114	147,281
Income tax payable	25,837	38,945
Operating lease liabilities – current	23,417	-
Total current liabilities	221,694	299,092

Operating lease liabilities – noncurrent	11,562	-
Total liabilities	233,256	299,092

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 74,122,997 and 64,122,997 shares issued and outstanding as of December 31, 2019 and 2018, respectively	74,123	64,123
Additional paid-in capital	112,425	90,000
Retained earnings	2,577,898	1,496,131
Accumulated other comprehensive income (loss)	12,969	(11,465)
Total stockholders' equity	2,777,415	1,638,789

Total Liabilities and Stockholders' Equity	$3,010,671	$1,937,881

 The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2019	2018
Net sales	$2,289,543	$1,777,945

Cost of sales	275,463	216,505

Gross profit	2,014,080	1,561,440

Selling, general and administrative expenses	905,822	547,680

Income from operations	1,108,258	1,013,760

Other income (expense)
Interest income	74	81
Other income	18	1,991
Gain (loss) on foreign currency exchange	(14,908)	31,288
Gain (loss) on investment in equity securities	(11,675)	-
Total other income (expense)	(26,491)	33,360

Income before income tax provision	1,081,767	1,047,120

Income tax provision	-	17,795

Net income	$1,081,767	$1,029,325

Other Comprehensive Income (Loss):
Net income	$1,081,767	$1,029,325
Foreign currency translation adjustment, net of tax	24,434	(24,019)
Comprehensive Income	$1,106,201	$1,005,306

Net income per share:
Basic and diluted	$0.02	$0.02

Weighted average number of common shares:
Basic and diluted	70,177,792	64,122,997

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2017	64,122,997	$64,123	$90,000	$466,806	$12,554	$633,483
Foreign currency translation adjustment	-	-	-	-	(24,019)	(24,019)
Net income	-	-	-	1,029,325	-	1,029,325
Balance at December 31, 2018	64,122,997	64,123	90,000	1,496,131	(11,465)	1,638,789
Common shares issued in exchange for investment in equity securities	10,000,000	10,000	22,425	-	-	32,425
Foreign currency translation adjustment	-	-	-	-	24,434	24,434
Net income	-	-	-	1,081,767	-	1,081,767
Balance at December 31, 2019	74,122,997	$74,123	$112,425	$2,577,898	$12,969	$2,777,415

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2019	2018
Cash Flows from Operating Activities
Net income	$1,081,767	$1,029,325
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,916	2,510
Loss on investment in equity securities	11,675	-
Loss (gain) on foreign currency exchange	14,908	(31,288)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(344,219)	(1,042,657)
Decrease (increase) in inventory	(3,074)	(7,240)
Decrease (increase) in advance to suppliers	(282,115)	(22,210)
Decrease (increase) in security deposits and other assets	(111,794)	(5,226)
Increase (decrease) in accounts payable	(44,417)	9,757
Increase (decrease) in accrued expenses	6,273	23,147
Increase (decrease) in income tax payable	(13,561)	4,122
Increase (decrease) in due to shareholders	(52,183)	53,265
Net cash provided by operating activities	265,176	13,505

Cash flows from investing activities
Purchase of equipment	(1,818)	(2,869)
Net cash used in investing activities	(1,818)	(2,869)

Effect of exchange rate changes on cash and cash equivalents	(3,894)	884
Net increase in cash and cash equivalents	259,464	11,520

Cash and Cash Equivalents
Beginning	36,130	24,610
Ending	$295,594	$36,130
Supplemental Disclosure of Cash Flows
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$8,125	$13,673

Non-cash financing and investing activities
Common shares issued in exchange for investment in equity securities	$32,425	$-

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

On November 18, 2016, the Company set up a wholly-owned subsidiary in Taiwan to assist the Company to promote the business in Taiwan.

Emperor Star International Trade Co., Ltd., (“Emperor Star”), was incorporated on November 16, 2015 under the laws of Taiwan. Emperor Star is in the business of marketing and distribution of various products, including nutrition supplements, skin care products, and water purifiers.

On May 3, 2017, the Company entered into and closed a Share Purchase and Sale Agreement (the “Purchase Agreement”) with Emperor Star and the shareholder of Emperor Star to acquire all issued and outstanding shares of Emperor Star in consideration of $30,562 in cash. As a result of the Purchase Agreement, Emperor Star became the Company’s wholly owned subsidiary. Upon consummation of the transaction, the Company has assumed the business of Emperor Star and ceased to be a shell company.

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

Principles of Consolidation

The accompanying consolidated financial statements, including the accounts of EOS Inc. and its wholly owned subsidiaries in Taiwan, British Virgin Islands, and People’s Republic of China, have been prepared in conformity with accounting principles generally accepted in the United States of America. Since the Company and Emperor Star are entities under common control prior to the acquisition of Emperor Star, the transaction is accounted for as a restructuring transaction. All the assets and liabilities of Emperor Star were transferred to the Company at their respective carrying amounts on the date of transaction. The Company has recast prior period financial statements to reflect the conveyance of Emperor Star’s common shares as if the restructuring transaction had occurred as of the earliest date of the consolidated financial statements. All material intercompany accounts, transactions, and profits have been eliminated in consolidation. The nature of and effects on earnings per share (EPS) of nonrecurring intra-entity transactions involving long-term assets and liabilities is not required to be eliminated and EPS amounts have been recast to include the earnings (or losses) of the transferred net assets.

The functional currency of the subsidiaries in Taiwan is the New Taiwan dollars and the subsidiary in People’s Republic of China is the Chinese Yuan, or Renminbi; however, the accompanying consolidated financial statements have been translated and presented in United States Dollars ($). In the accompanying consolidated financial statements and notes, “$”, “US$” and “U.S. dollars” mean United States dollars, “NT$” and “NT dollars” mean New Taiwan dollars, and “RMB” means Chinese Yuan, or Renminbi.

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

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally is five years. Depreciation expense is $1,916 and $2,510 for the years ended December 31, 2019 and 2018, respectively.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long-lived assets currently exist as of December 31, 2019 and 2018.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the year ended December 31, 2019:
Nutrition supplement	$927,149
Water purifier machine	769,592
Automobile carbon reduction machine	354,401
Skin care product	135,964
Software	102,437
Total	$2,289,543

Revenue by Geography

For the year ended December 31, 2019:
Asia Pacific	$2,289,543
Total	$2,289,543

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

The adoption of ASC 842 had no substantial impact on the Company’s consolidated balance sheets. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. Accordingly, adoption of this standard resulted in the recognition of operating lease right-of-use assets of $8,235 and operating lease liabilities of $8,235 on the consolidated balance sheet as of January 1, 2019. The adoption of ASC 842 did not result in a cumulative-effect adjustment to the opening balance of retained earnings.

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $39,645 and $13,299 for the years ended December 31, 2019 and 2018, respectively.

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $7,051 and $7,958 for the years ended December 31, 2019 and 2018, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Net Income Per Share

Basic income per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. For the years ended December, 2019 and 2018, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted income per share is not presented.

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

Concentration of Credit Risk

Cash and cash equivalents: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”). The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of December 31, 2019, the Company had approximately $124,213 in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

Customers: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the year ended December 31, 2019, one customer accounted for more than 10% of the Company’s total revenues, representing approximately 95% of its total revenues, and 99% of accounts receivable in aggregate at December 31, 2019.

Customer	Net sales for the year ended December 31, 2019	Accounts receivable balance as of December, 2019
A	$2,171,766	$2,151,192

 .

For the year ended December 31, 2018, two customers accounted for more than 10% of the Company’s total revenues, represented approximately 69% and 16% of its total revenues and 69% and 13% of accounts receivable in aggregate at December 31, 2018, respectively.

Customer	Net sales for the year ended December 31, 2018		Accounts receivable balance as of December 31, 2018
A	$1,235,203	*	$1,263,833
B	$279,405		$237,980

*Related party transactions (see Note 4).

Suppliers: The Company purchases its inventories from various suppliers.

For the year ended December 31, 2019, four suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 34%, 27%, 19% and 10% of total net purchase, and 0% of accounts payable in aggregate at December 31, 2019, respectively:

Supplier	Net purchase for the year ended December 31, 2019	Accounts payable balance as of December 31, 2019
A	$96,743	$-
B	$74,819	$-
C	$52,505	$-
D	$28,400	$-

For the year ended December 31, 2018, three suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 41%, 23% and 16% of total net purchase, and 0% of accounts payable in aggregate at December 31, 2018, respectively:

Supplier	Net purchase for the year ended December 31, 2018	Accounts payable balance as of December 31, 2018
E	$50,529	$-
B	$28,371	$-
F	$19,620	$-

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that the ASU will have on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is currently evaluating the effect, if any, that the ASU will have on its consolidated financial statements.

Note 2. LEASE

The Company has no finance leases. The Company’s leases primarily include office facility and copy machine under the operating lease arrangements. The Company’s operating leases have remaining lease terms up to 3 years as of December 31, 2019.

Balance sheet information related to the Company’s leases is presented below:

December 31, 2019
Operating Leases:
Operating lease – right of use (“ROU”) assets	$34,979

Operating lease liability, current portion	23,417
Operating lease liability, noncurrent portion	11,562
Total operating lease liabilities	$34,979

The following provides details of the Company's lease expenses:

Year Ended
December 31, 2019
Operating lease expenses	$19,553

Other information related to leases is presented below:

Year Ended
December 31, 2019
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$19,553

Weighted average remaining lease term:
Operating leases	1.62 years

Weighted average discount rate:
Operating leases	4%

The minimum future annual payments under non-cancellable leases at rates now in force, are as follows:

Operating leases
2020	$24,309
2021	10,631
2022	862
2023	215
Total future minimum lease payments, undiscounted	36,017
Less: Imputed interest	(1,038)
Present value of future minimum lease payments	$34,979

Note 3. LONG-TERM INVESTMENT

On January 15, 2019, the Company, A-Best Wire Harness & Components Co., Ltd. (“A-Best” or the “Investee”), a company formed under the laws of Taiwan, and Mr. Ing-Ming Lai, a Taiwanese individual and the majority shareholder of A-Best, entered into an investment cooperation agreement (the “Investment Cooperation Agreement”), pursuant to which the Company issued 10 million shares of its common stock to Mr. Ing-Ming Lai to purchase twenty percent (20%) of the issued and outstanding equity in A-Best. On May 24, 2019, the Company consummated the shareholder registration of A-Best with the Investment Commission of Ministry of Economic Affairs of Taiwan and issued 10 million shares of its common stock to Mr. Ing-Ming Lai to acquire 20% of the issued and outstanding equity in A-Best.

As of December 31, 2019, the Company owns 20% equity of A-Best. The Company holds an equity interest in A-Best accounting for its equity interest using equity method to account for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method.

Summarized financial information for the Company's equity method investee, A-Best, is as follows:

Balance Sheets

	December 31,	December 31,
	2019	2018
Current assets	$42,818	$20,997
Noncurrent assets	857	-
Current liabilities	1,372,351	1,238,711
Shareholders’ deficit	(1,328,676)	(1,217,714)

Statement of Operation

For the period from May 24, 2019 to December 31, 2019
Net sales	$4,487
Gross profit	1,185
Net loss	(58,374)

Share of loss from investment accounted for using equity method	(11,675)

Note 4. RELATED PARTY TRANSACTIONS

Related party – Sales

(1)	The Company had sales to EOS Venture International Pte Ltd., (“EOS Venture”), a Singapore company. Mr. He-Siang Yang, the officer, director, and shareholder of the Company, is the key person who can significantly affect the economic performance of EOS Venture. The sales amounted to $0 and $4,038 for years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, accounts receivable balance was $0 and $101,488, respectively.

(2)	The Company had sales to Fortune King (HK) Trading Limited, (“Fortune King”), a Hong Kong company. As of June 30, 2019, Fortune King had been a related party of the Company because the founder and officer of Fortune King was a shareholder of the Company. On or about June 30, 2019, the founder and officer of Fortune King transferred her equity interest in the Company and therefore Fortune King is no longer a related party to the Company. The sales amounted to $2,171,766 and $1,235,203 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, accounts receivable balance was $2,151,192 and $1,263,833, respectively.

Due to shareholders

The Company has advanced funds from its directors and shareholders for working capital purposes. As of December 31, 2019 and 2018, there were $96,114 and $147,281 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after thirty days written notice by the director and shareholder.

Note 5. INCOME TAXES

United States

EOS, Inc. is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. As of December 31, 2019, the Company had net operating loss carry forwards of $552,745 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100 % valuation allowance has offset deferred tax asset resulting from the net operating losses.

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

People’s Republic of China (“PRC”)

Under the Enterprise Income Tax (“EIT”) Law of the PRC, the standard EIT rate is 25%. The PRC subsidiary of the Company is subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. No provision for income taxes have been made as Maosong had no taxable income as of and for the year ended December 31, 2019.

Provision for income tax consists of the following:

	For the Years Ended December 31,
	2019	2018
Current income tax
U.S.	$-	$-
Taiwan	-	17,795
PRC	-	-
Sub total	-	17,795

Deferred income tax
U.S.
Deferred tax assets for NOL carryforwards	(4,521)	(30,245)
Valuation allowance	4,521	30,245
Net changes in deferred income tax (benefit)	-	-
Total income tax provision	$-	$17,795

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Years Ended December 31,
	2019	2018

U.S. statutory income tax rate	21%	21%
Taiwan unified income tax rate	20%	20%
PRC standard EIT rate	25%	N/A
Changes in valuation allowance	(66)%	(21)%
Other	-%	(18)%
Effective combined income tax rate	0%	2%

Significant components of the Company’s deferred taxes as of December 31, 2019 and 2018 were as follows:

	December 31,	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$116,077	$111,556
Less: Valuation allowance	(116,077)	(111,556)
Deferred tax assets, net	$-	$-

Note 6. SUBSEQUENT EVENTS

On March 2, 2020, the Company, A-Best, and Ing-Ming Lai, a Taiwanese individual and the majority shareholder of A-Best (collectively, the “Parties”) entered into a strategic alliance agreement (the “Strategic Alliance Agreement”), pursuant to which the Parties redefined their cooperation with respect to the sales and distribution of A-Best’s micro-ceramic speakers. In accordance with the Strategic Alliance Agreement, A-Best, Mr. Ing-Ming Lai and the Company terminated the Investment Cooperation Agreement dated January 15, 2019 entered by and among the Parties and as a result the Company agreed to return 20% of the equity interest in A-Best to Mr. Ing-Ming Lai, which was valued at approximately $33,411 by the Parties.

Furthermore, subject to the terms and conditions of the Strategic Alliance Agreement, A-Best has granted the Company the exclusive sale and distribution right of A-Best’s micro-ceramic speakers in the world for one (1) year (the “Term”), which may be renewed with mutual consent of the Parties two months prior to the expiration of the Term, while A-Best retains its own right to sell and distribute the micro-ceramic speakers on its own. In consideration for the exclusive distribution right of A-Best’s speakers under the Strategic Alliance Agreement, the Company agreed to have A-Best keep the Company’s 10,000,000 shares of common stock, par value $0.001 per share, issued under the Investment Cooperation Agreement and the Company may keep the revenue and profits generated from the sale of A-Best speakers until the total revenue from such speakers reaches $15 million U.S. dollars.

On November 25, 2019 (the “Effective Date”), EOS the Company and Ultra Velocity Technology Ltd. (“Ultra Velocity”), a corporation formed under the laws of Taiwan, entered into an exclusive patent licensing and distribution agreement (the “Agreement” or “Exclusive Patent Licensing and Distribution Agreement”), pursuant to which, subject to the terms and conditions therein, Ultra Velocity granted the Company an exclusive license to the patent to its electrical noise suppressing device (the “Calibrator”) and the exclusive right to market, promote, distribute and sell the Calibrator globally. In accordance with the Agreement and in consideration for the exclusive patent license and distribution right to the Calibrator, the Company shall issue Ultra Velocity three million (3,000,000) restricted shares of its common stock after the execution of this Agreement and upon the shareholder approval to increase the number of authorized capital of the Company (the “Shareholder Approval”). Pursuant to the Agreement, Ultra Velocity shall apply for the carbon right for the Calibrator, and may sell the revenue generated from the carbon right to the Company in exchange for additional stock of the Company, if the carbon right ever generates any income. Upon Ultra Velocity providing the complete client list and transferring its sales accounts to the Company and the Shareholder Approval, the Company shall issue five million (5,000,000) restricted shares of its common stock to Ultra Velocity. Upon having the common stock of the Company listed on the Nasdaq stock exchange, the Company shall designate NTD$50 million (equivalent to $1.64 million USD) to expand Ultra Velocity’s manufacturing facility, subject to the terms of a separate agreement. In addition, after execution of this Agreement and upon Shareholder Approval, the Company shall issue 100,000 restricted shares of its common stock to each of two individuals, who made the introduction of Ultra Velocity to the Company. The term of this Agreement is ten years, commencing from the Effective Date.

On March 30, 2020, the Company and Ultra Velocity, signed a termination notice to terminate the Exclusive Patent Licensing and Distribution Agreement dated November 25, 2019 by and between the Company and Ultra Velocity. The respective parties are renegotiating the terms for a new agreement but the failure to do so will have no effect on the validity of this termination.

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of December 31, 2019 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

*****

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Report of Internal Control over Financial Reporting

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2019, the end of the year covered by this annual report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who is the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and our very limited staff, our disclosure controls were not effective as of December 31, 2019, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure. This Annual Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions and (iv) the absence of any independent directors. Therefore, our internal controls over financial reporting were not effective as of December 31, 2019.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Director and Executive Officer of the Company

Name	Age	Position

He-Siang Yang	68	Chief Executive Officer (“CEO”), President, Secretary, Treasurer and Chairman of the Board(1)
Yu-Cheng Yang	40	Director and General Manager(2)
Lai-Chen Kwok	76	Director(3)

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

27

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

No Compensation to Non-executive Directors.

No director has received any cash or other compensation for serving as a non-executive director, and we do not plan to pay any cash or other compensation to any person for serving as a non-executive director. Our directors are entitled to reimbursement for reasonable out-of-pocket expenses incurred in connection with our business. Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf, other than services ordinarily required of a director.

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

We were not aware of any securities transaction during the fiscal year ended December 31, 2019, or subsequent thereto that would require a filing pursuant to Section 16 of the Securities Exchange Act of 1934, as amended was not reported accordingly.

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

Item 11. Executive Compensation.

EXECUTIVE SUMMARY COMPENSATION TABLE BY THE COMPANY

Name and Principal Position	Year	Salary FY ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

He Siang Yang,	2019	58,235	-	-	-	-	-	-	58,235
CEO, President, Secretary,
Treasurer, and Director(1)	2018	19,913	-	-	-	-	-	-	19,913

Yu Cheng Yang,	2019	171,494	-	-	-	-	-	-	171,494
Director and General Manager(1)	2018	52,528	-	-	-	-	-	-	52,528

Lai Chen Kwok,	2019	-	-	-	-	-	-	-	-
Director(1)	2018	-	-	-	-	-	-	-	-

Yu-Hsiang Chia,	2019	26,319	-	-	-	-	-	-	26,319
Branch Manager(1)	2018	24,215	-	-	-	-	-	-	24,215

____________
We did not have any employment agreements with any of the named officers and directors listed above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of common stock beneficially owned as of April 15, 2020 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares and the address of each person is c/o EOS Inc.

The Company

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially owned (1)
Officers and directors as a group
Yu Cheng Yang	30,000,000	40.47%
He Siang Yang	10,000,000	13.49%
Lai Chen Kwok	900,500	1.21%
All officers and directors as a group (3 person)	40,900,500	55.17%
5% or more shareholders	-	-
Ing-Ming Lai	10,000,000	13.49%
Total	50,900,500	68.67%

Beneficial ownership percentages are calculated based on shares of common stock issued and outstanding and is based on a total of 74,122,997 shares of common stock that were issued and outstanding as of April 15, 2020. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 15, 2020. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The Company had sales to EOS Venture International Pte Ltd., (“EOS Venture”), a Singapore company. Mr. He-Siang Yang, the officer, director, and shareholder of the Company, is the key person who can significantly influence the operations and decisions of EOS Venture. The sales amounted to $0 and $4,038 for years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, accounts receivable balance was $0 and $101,488, respectively.

The Company had sales to Fortune King (HK) Trading Limited, (“Fortune King”), a Hong Kong company. As of June 30, 2019, Fortune King had been a related party of the Company because the founder and officer of Fortune King was a shareholder of the Company. On or about June 30, 2019, the founder and officer of Fortune King transferred her equity interest in the Company and therefore Fortune King is no longer a related party to the Company as of the date of this annual report. The Company’s sales to Fortune King amounted to $2,171,766 and $1,235,203 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, accounts receivable balance was $2,151,192 and $1,263,833, respectively.

Due to shareholders

The Company has advanced funds from Mr. Yu Chen Yang, a director and general manager of the Company, for working capital purposes. As of December 31, 2019 and 2018, there were $96,114 and $147,281 of outstanding balances in advances from Mr. Yu Chen Yang, respectively. The Company and Mr. Yu Chen Yang have agreed that the outstanding advances bear 0% interest rate and are due upon demand after thirty-day written notice by the creditor.

Item 14. Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by KCCW Accountancy Corp.

	Year Ended December 31, 2019	Year Ended December 31, 2018

Audit Fees	$20,000	20,000

Tax Fees	1,000	1,000
All Other Fees	-
Total	$21,000	21,000

Audit Fees consist of fees billed for the annual audit of our consolidated financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2019, is compatible with maintaining  the auditor’s independence.

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

(a)(1) List of Financial statements included in Part II hereof

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Income

Consolidated Statements of Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof: None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, as amended[1]
3.2	Bylaws of the Company[2]
4.1	Description of Securities
10.1	Purchase Agreement dated August 7, 2019, by and among EOS Inc., A-Best Wire Harness & Components Co., Ltd., and Ing-Ming Lai [3]
10.2	Exclusive Sales Agreement dated August 7, 2019, by and among EOS Inc., A-Best Wire Harness & Components Co., Ltd., and Ing-Ming Lai[4]
10.3	Management Agreement dated August 7, 2019 between EOS Inc. and Ing-Ming Lai [5]
10.4	Exclusive Patent and Licensing and Distribution Agreement dated November 25, 2019 by and between EOS Inc. and Ultra Velocity Technology, Ltd. [6]
10.5	Strategic Alliance Agreement dated March 2, 2020 [7]
10.6	Termination Notice to Exclusive Patent and Licensing and Distribution Agreement dated November 25, 2019 by and between EOS Inc. and Ultra Velocity Technology, Ltd. [8]
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act+
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act+

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
+	Filed herewith

***

XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

[1]	Incorporated by reference to Exhibits 3.1 and 3.2 to the Company’s Form S-1 filed on September 10, 2015 and Exhibit 3.4 to the Company’s Form S-1 Amendment No. 1 filed on October 21, 2015.
[2)	Incorporated by reference to Exhibit 3.3 to the Company’s Form S-1 filed on September 10, 2015.
[3]	Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 13, 2019.
[4]	Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on August 13, 2019
[5]	Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on August 13, 2019
[6]	Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 26, 2019
[7]	Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on March 5, 2020.
[8]	Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 1, 2020.

Item 16. 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOS Inc.

Dated: April 16, 2020	By:	/s/ He-Siang Yang
He-Siang Yang
Principal Executive Officer Principal Financial Officer President and Chairman of the Board

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

EOS Inc.

Signature	Title	Date

/s/ He-Siang Yang	Principal Executive Officer, Principal Financial Officer	April 16, 2020
He-Siang Yang	President and Chairman of the Board

/s/ Yu Cheng Yang	Director	April 16, 2020
Yu Cheng Yang

/s/ Lai Chen Kwok	Director	April 16, 2020
Lai Chen Kwok

