Form 10-Q
period 2020-03-31
EOS INC.
filed 2020-06-25
CIK 1651958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2020

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

The number of shares of registrant’s common stock outstanding, as of June 24, 2020 is 74,122,997.

Securities registered pursuant to Section 12(b) of the Act: None.

2

FINANCIAL STATEMENT SCHEDULES

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$209,772	$295,594
Accounts receivable	2,072,487	2,177,124
Inventory, net	15,459	10,541
Advance to suppliers	291,621	317,280
Prepaid expenses and other current assets	16,420	19,149
Total current assets	2,605,759	2,819,688

Property and equipment, net	8,189	7,719
Operating lease right-of-use assets	28,952	34,979
Security deposits	775,470	127,534
Long-term investment	17,912	20,751
Total Assets	$3,436,282	$3,010,671

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$697	$2,045
Accrued expenses	109,774	74,281
Due to shareholders	97,439	96,114
Income tax payable	25,605	25,837
Operating lease liabilities – current	23,439	23,417
Total current liabilities	256,954	221,694

Operating lease liabilities – noncurrent	5,513	11,562
Total liabilities	262,467	233,256

Stockholders’ Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 74,122,997 shares issued and outstanding as of March 31, 2020 and December 31, 2019	74,123	74,123
Additional paid-in capital	174,925	112,425
Retained earnings	2,931,129	2,577,898
Accumulated other comprehensive income (loss)	(6,362)	12,969
Total stockholders’ equity	3,173,815	2,777,415

Total Liabilities and Stockholders’ Equity	$3,436,282	$3,010,671

 The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
Net sales	$732,726	$200,112

Cost of sales	92,823	38,055

Gross profit	639,903	162,057

Selling, general and administrative expenses	302,079	186,551

Income (loss) from operations	337,824	(24,494)

Other income (expense)
Interest income	1	-
Other income	5	-
Gain on foreign currency exchange	18,240	7,522
Loss on investment in equity securities	(2,839)	-
Total other income	15,407	7,522

Income (loss) before income tax provision	353,231	(16,972)

Income tax provision	-	-

Net income (loss)	$353,231	$(16,972)

Other comprehensive income (loss):
Net income (loss)	$353,231	$(16,972)
Foreign currency translation adjustment, net of tax	(19,331)	(7,090)
Comprehensive income (loss)	$333,900	$(24,062)

Net income (loss) per share:
Basic and diluted	$0.00	$(0.00)

Weighted average number of common shares:
Basic and diluted	74,122,997	64,122,997

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2019	74,122,997	$74,123	$112,425	$2,577,898	$12,969	$2,777,415
Stock-based compensation	-	-	62,500	-	-	62,500
Foreign currency translation adjustment	-	-	-	-	(19,331)	(19,331)
Net income	-	-	-	353,231	-	353,231
Balance at March 31, 2020	74,122,997	$74,123	$174,925	$2,931,129	$(6,362)	$3,173,815

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2018	64,122,297	$64,123	$90,000	$1,496,131	$(11,465)	$1,638,789
Foreign currency translation adjustment	-	-	-	-	(7,090)	(7,090)
Net loss	-	-	-	(16,972)	-	(16,972)
Balance at March 31, 2019	64,122,997	$64,123	$90,000	$1,479,159	$(18,555)	$1,614,727

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$353,231	$(16,972)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	552	449
Stock-based compensation	62,500	-
Loss on investment in equity securities	2,839	-
Gain on foreign currency exchange	(18,240)	(7,522)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	115,112	142,004
Decrease (increase) in inventory	(5,023)	2,799
Decrease (increase) in advance to suppliers	22,878	(4,436)
Decrease (increase) in security deposits and other assets	(648,477)	2,956
Increase (decrease) in accounts payable	(1,333)	(31,417)
Increase (decrease) in accrued expenses	36,208	3,755
Increase (decrease) in due to shareholders	1,986	(28,073)
Net cash provided by (used in) operating activities	(77,767)	63,543

Cash flows from investing activities
Purchase of equipment	(1,092)	-
Net cash used in investing activities	(1,092)	-

Effect of exchange rate changes on cash and cash equivalents	(6,963)	169
Net increase (decrease) in cash and cash equivalents	(85,822)	63,712

Cash and Cash Equivalents
Beginning	295,594	36,130
Ending	$209,772	$99,842
Supplemental Disclosure of Cash Flows
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDAED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data were derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements, footnote disclosures, and other information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally is five years. Depreciation expense is $552 and $449 for the three months ended March 31, 2020 and 2019, respectively.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long-lived assets currently exist as of March 31, 2020 and December 31, 2019.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

•	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and the Company’s ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gain (loss) on equity investments.

•	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gain (loss) on equity investments.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the three months ended March 31, 2020:
Water purifier machine	$582,956
Automobile carbon reduction machine	125,218
Nutrition supplement	17,837
Software	6,715
Total	$732,726

Revenue by Geography

For the three months ended March 31, 2020:
Asia Pacific	$732,726
Total	$732,726

Leases – The Company adopted FASB Accounting Standards Codification, Topic 842, Leases (“ASC 842”) using the modified retrospective approach, electing the practical expedient that allows the Company not to restate its comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption. For the comparative periods prior to adoption, the Company presented the disclosures which were required under ASC 840.

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $9,055 and $9,702 for the three months ended March 31, 2020 and 2019, respectively.

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $1,392 and $2,184 for the three months ended March 31, 2020 and 2019, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Net Income Per Share

Basic income per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. For the three months ended March 31, 2020 and 2019, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted income per share is not presented.

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

Concentration of Credit Risk

Cash and cash equivalents: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”). The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of March 31, 2020, the Company had approximately $64,519 in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

Customers: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the three months ended March 31, 2020, one customer accounted for more than 10% of the Company’s total revenues, representing approximately 88% of its total revenues, and 99% of accounts receivable in aggregate at March 31, 2020.

Customer	Net sales for the three months ended March 31, 2020	Accounts receivable balance as of March 31, 2020
A	$645,204	$2,046,713

.

For the three months ended March 31, 2019, one customer accounted for more than 10% of the Company’s total revenues, represented approximately 85% of its total revenues and 78% of accounts receivable in aggregate at March 31, 2019, respectively.

Customer	Net sales for the three months ended March 31, 2019		Accounts receivable balance as of March 31, 2019
A	$171,058	*	$1,321,649

*Related party transactions (see Note 5).

Suppliers: The Company purchases its inventories from various suppliers.

For the three months ended March 31, 2020, three suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 50%, 34%, and 10% of total net purchase, and 0% of accounts payable in aggregate at March 31, 2020, respectively:

Supplier	Net purchase for the three months ended March 31, 2020	Accounts payable balance as of March 31, 2020
A	$47,995	$-
B	$33,100	$-
C	$9,533	$-

For the three months ended March 31, 2019, one supplier accounted for more than 10% of the Company’s total net purchase, representing approximately 95% of total net purchase, and 96% of accounts payable in aggregate at March 31, 2019, respectively:

Supplier	Net purchase for the three months ended March 31, 2019	Accounts payable balance as of March 31, 2019
D	$33,420	$14,419

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

Note 2. LEASE

The Company has no finance leases. The Company’s leases primarily include office facility and copy machine under the operating lease arrangements. The Company’s operating leases have remaining lease terms up to 3 years as of March 31, 2020.

Balance sheet information related to the Company’s leases is presented below:

March 31, 2020
Operating Leases:
Operating lease – right of use (“ROU”) assets	$28,952

Operating lease liability, current portion	23,439
Operating lease liability, noncurrent portion	5,513
Total operating lease liabilities	$28,952

The following provides details of the Company’s lease expenses:

Three Months Ended
March 31, 2020
Operating lease expenses	$6,030

Other information related to leases is presented below:

Three Months Ended
March 31, 2020
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$6,030

Weighted average remaining lease term:
Operating leases	1.38 years

Weighted average discount rate:
Operating leases	4%

The minimum future annual payments under non-cancellable leases at rates now in force, are as follows:

Operating leases
2020 (excluding the three months ended March 31, 2020)	$18,218
2021	10,388
2022	854
2023	213
Total future minimum lease payments, undiscounted	29,673
Less: Imputed interest	(721)
Present value of future minimum lease payments	$28,952

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

On March 2, 2020, the Company, A-Best, and Ing-Ming Lai, (collectively, the “Parties”) entered into a strategic alliance agreement (the “Strategic Alliance Agreement”), pursuant to which the Parties redefined their cooperation with respect to the sales and distribution of A-Best’s micro-ceramic speakers. In accordance with the Strategic Alliance Agreement, A-Best, Mr. Ing-Ming Lai and the Company terminated the Investment Cooperation Agreement dated January 15, 2019 entered by and among the Parties and as a result the Company agreed to return 20% of the equity interest in A-Best to Mr. Ing-Ming Lai, which was valued at approximately $33,411 by the Parties.

Furthermore, subject to the terms and conditions of the Strategic Alliance Agreement, A-Best has granted the Company the exclusive sale and distribution right of A-Best’s micro-ceramic speakers in the world for one (1) year (the “Term”), which may be renewed with mutual consent of the Parties two months prior to the expiration of the Term, while A-Best retains its own right to sell and distribute the micro-ceramic speakers on its own. In consideration for the exclusive distribution right of A-Best’s speakers under the Strategic Alliance Agreement, the Company agreed to have A-Best keep the Company’s 10,000,000 shares of common stock issued under the Investment Cooperation Agreement and the Company may keep the revenue and profits generated from the sale of A-Best speakers until the total revenue from such speakers reaches $15 million U.S. dollars.

In April 2020, the Company returned 20% equity interest in A-Best to Mr. Ing-Ming Lai pursuant to the Strategic Alliance Agreement. As of March 31, 2020, the Company holds 20% equity interest in A-Best and uses equity method to account for its equity investment as prescribed in ASC 323, Investments–Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method.

Summarized financial information for the Company’s equity method investee, A-Best, is as follows:

Balance Sheets

	March 31,	December 31,
	2020	2019
Current assets	$37,995	$42,818
Noncurrent assets	758	857
Current liabilities	1,369,647	1,372,351
Shareholders’ deficit	(1,330,894)	(1,328,676)

Statement of Operation

For the Three Months Ended March 31, 2020
Net sales	$852
Gross profit	497
Net loss	(14,193)

Share of loss from investment accounted for using equity method	(2,839)

Note 4. SECURITY DEPOSITS

On November 21, 2019, the Company and Shuang Hua International Culture Media Co, Ltd. (“Shuang Hua”), a corporation formed under laws of Taiwan, entered into an exclusive copyright and distribution agreement (the “Agreement”), pursuant to which, subject to the terms and condition therein, Shuang Hua granted the Company an exclusive right to produce, market, distribute and sell the bilingual films and electronic books of which the copyrights owned by Shuang Hua. In accordance with the Agreement and consideration for the exclusive copyright and distribution right to the bilingual films and electronic publications, the Company shall pay 3% of the projected sales in the next three years as security deposits, in the aggregate amount of $2,894,000, before December 31, 2021.

As of March 31, 2020 and December 31, 2019, the Company has paid $770,000 and $120,000 to Shuang Hua, respectively, and recorded as security deposits.

Note 5. RELATED PARTY TRANSACTIONS

Related party – Sales

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

Sales to Fortune King amounted to $645,204 and $171,058 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, accounts receivable from Fortune King was $2,046,713 and $2,151,192, respectively.

Due to shareholders

The Company has advanced funds from its directors and shareholders for working capital purposes. As of March 31, 2020 and December 31, 2019 there were $97,439 and $96,114 advance outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after thirty days of written notice by the director and shareholder.

Note 6. STOCKHOLDERS’ EQUITY

On June 1, 2020, the Company and Fortune King entered into a sales collaboration agreement (the “Sales Collaboration Agreement”), pursuant to which, subject to the terms and condition therein, Fortune King agreed to provide promotional and marketing service of the Company’s products within six years from January 2020, to December 2025. Fortune King is obligated to perform such service regardless of whether the Company sells products to Fortune King during the designated period. In accordance with the Sales Collaboration Agreement and in consideration for the service provided by Fortune King, the Company shall issue 3,000,000 shares of common stock to Fortune King for the promotional and marketing service of $1,500,000.

The Company recognized marketing expense of $62,500 for the three months ended March 31, 2020. As of March 31, 2020, none of these shares have been issued.

Note 7. INCOME TAXES

United States

EOS, Inc. is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. As of March 31, 2020, the Company had net operating loss carry forwards of $619,718 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100% valuation allowance has offset deferred tax asset resulting from the net operating losses.

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

People’s Republic of China (“PRC”)

Under the Enterprise Income Tax (“EIT”) Law of the PRC, the standard EIT rate is 25%. The PRC subsidiary of the Company is subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. No provision for income taxes have been made as Maosong had no taxable income as of and for the three months ended March 31, 2020.

Provision for income tax consists of the following:

	For the Three Months Ended March 31,
	2020	2019
Current income tax
U.S.	$-	$-
Taiwan	-	-
PRC	-	-
Sub total	-	-

Deferred income tax
U.S.
Deferred tax assets for NOL carryforwards	(14,064)	(1,605)
Valuation allowance	14,064	1,605
Net changes in deferred income tax (benefit)	-	-
Total income tax provision	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Three Months Ended March 31,
	2020	2019
U.S. statutory income tax rate	21%	21%
Taiwan unified income tax rate	20%	20%
PRC standard EIT rate	25%	25%
Changes in valuation allowance	(46)%	(66)%
Other	(20)%	-%
Effective combined income tax rate	0%	0%

Significant components of the Company’s deferred taxes as of March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$130,141	$116,077
Less: Valuation allowance	(130,141)	(116,077)
Deferred tax assets, net	$-	$-

Note 8. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of March 31, 2020 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

General Business Overview

EOS Inc. markets and distributes a variety of consumer products selected based on its understanding of the demand for each of its products. EOS conducts its business primarily in Asia, including the People’s Republic of China (“PRC”), Taiwan, Singapore and Malaysia. The principal products that EOS markets and sells through its subsidiaries include Nine Layer Transformation Hair Cream, Deep Seawater Mineral Extract, and Lifegenes & Youthgenes. Nine Layer Transformation Hair Cream is hair-coloring product that darkens the user’s hair color to brown or black while nourishing the hair. Deep Seawater Mineral Extract is a dietary supplement that is designed to enhance the overall health and appearance of the consumer. Both Lifegenes and Youthgenes are dietary supplements designed to improve the consumer’s health. In addition to the four major products, EOS also sells and distributes other dietary supplements and skin care products from time to time as it deems profitable. During the three months ended March 31 30, 2020, the net sales of dietary supplements and skin care products were $17,837, which represented approximately 2.43% of the total net sales for that period.

On April 30, 2018, we, through our Emperor Star, started purchasing a type of water purifying machines from Cosminergy Hitech Development Co., Ltd. (“Cosminergy”) and reselling the water purifying machines in certain Asian areas and countries. The sales generated from selling the water purifying machines for the three months ended March 31, 2020 and 2019 were $582,956 and $35,920, respectively, accounting for approximately 79.56% and 17.95% of the total revenue of the said period, respectively. We did not renew the Cosminergy Distribution Agreement when the said distribution agreement expired on April 30, 2019. We entered into a new purchase agreement with Glad Wisdom Company Ltd. for the water purifying machine on October 31, 2019.

In November 2019, we started the marketing, promotion, sales and distribution of certain electrical noise suppressing device (the “Calibrator”) globally provided by Ultra Velocity Technology Ltd. (“Ultra Velocity”), a corporation formed under the laws of Taiwan, based on an exclusive patent licensing and distribution agreement (the “Ultra Velocity Agreement”) between Ultra Velocity and us. However, due to the outbreak of coronavirus (“COVID-19”) in mainland China, Ultra Velocity and we terminated the Ultra Velocity Agreement in March 2020 and intended to redefine the cooperation model between the respective parties. During the three months ended March 31, 2020, the net sales of calibrator was $125, 218, which represented approximately 17.09% of the total net sales for that period.

In addition, we provided inventory, membership and business management software that designed by CKS Information Co., Ltd. to our customers in the fiscal year of 2019. During the three months ended March 31, 2020 and 2019, the software business line generated $6,715 and $3,000 respectively, accounting for approximately 0.92% and 1.45% of the total net sales for that period.

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

On December 30, 2019, the Company, A-Best, and Ing-Ming Lai, a Taiwanese individual and the majority shareholder of A-Best, entered into a termination agreement (the “Termination Agreement”) to, among other things, terminate the Purchase Agreement, Exclusive Sales Agreement, and Management Agreement, all of which were dated August 7, 2019. The Company, A-Best and Mr. Ing-Ming Lai decided to terminate the three agreements primarily because they need more time to agree to a mutually beneficial way to cooperate with each other with respect to the sales of the Micro-ceramic magnetic resonance speakers that A-Best has developed. Pursuant to the Termination Agreement which became effective on December 31, 2019, none of the three parties owes any compensation, payments, damages, penalties or liabilities to one another or has any obligations to perform under any of the Purchase Agreement, Exclusive Sales Agreement, and Management Agreement, except that each party agrees to keep confidential the business plans, research and development information obtained from performing the three agreements. For more information about the Termination Agreement, please refer to the current report on Form 8-K which was filed with the Securities and Exchange Commission on December 31, 2019.

On March 2, 2020, the Company, A-Best, and Ing-Ming Lai, a Taiwanese individual and the majority shareholder of A-Best (collectively, the “Parties”) entered into a strategic alliance agreement (the “Strategic Alliance Agreement”), pursuant to which the Parties redefined their cooperation with respect to the sales and distribution of A-Best’s micro-ceramic speakers. In accordance with the Strategic Alliance Agreement, A-Best, Mr. Ing-Ming Lai and the Company terminated the Investment Cooperation Agreement dated January 12, 2019 entered by and among the Parties and as a result the Company agreed to return 20% of the equity interest in A-Best to Mr. Ing-Ming Lai, which was valued at approximately $33,411 by the Parties.

Furthermore, subject to the terms and conditions of the Strategic Alliance Agreement, A-Best has granted the Company the exclusive sale and distribution right of A-Best’s micro-ceramic speakers in the world for one (1) year (the “Term”), which may be renewed with mutual consent of the Parties two months prior to the expiration of the Term, while A-Best retains its own right to sell and distribute the micro-ceramic speakers on its own. In consideration for the exclusive distribution right of A-Best’s speakers under the Strategic Alliance Agreement, the Company agreed to have A-Best keep the Company’s 10,000,000 shares of common stock, par value $0.001 per share, issued under the Investment Cooperation Agreement and the Company may keep the revenue and profits generated from the sale of A-Best speakers until the total revenue from such speakers reaches $15 million U.S. dollars. This Strategic Alliance Agreement contains A-Best’s and Mr. Ing-Ming Lai’s joint representation regarding their intellectual property rights to A-Best ceramic speakers. For more information about this transaction and the Strategic Alliance Agreement, please refer to the current report on Form 8-K which was filed with the Securities and Exchange Commission on March 5, 2020.

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

Results of Operation - Three months ended March 31, 2020 compared to the three months ended March 31, 2019

Net sales

Net sales were $732,726 for the three months ended March 31, 2020, representing an increase of $532,614, or 266.16%, as compared to $200,112 for the three months ended March 31, 2019. The increase was primarily due to the increase in sales of water purifying machines and automobile carbon reduction machines of approximately $540,000 and $120,000, partially offset by the decrease in sales of skin care products of approximately $120,000.

Cost of sales

Cost of sales was $92,823 for the three months ended March 31, 2020, representing an increase of $54,768, or 143.92%, as compared to $38,055 for the three months ended March 31, 2019. Such increase was mainly due to the increase in the sales of water purifying machines and automobile carbon reduction machines, partially offset by the decrease in sales of skin care products.

Gross profit

Gross profit was $639,903 for the three months ended March 31, 2020, compared to $162,057 for the same period in 2019. Gross profit as a percentage of net sales was 87.33% for the three months ended March 31, 2020, compared to 80.98% in the same period in 2019. The change in gross margin was because the higher gross margin product accounted for a higher proportion of sales for the three months ended March 31, 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $302,079 for the three months ended March 31, 2020, representing an increase of $115,528, or 61.93%, as compared to $186,551 for the three months ended March 31, 2019. The increase in selling, general and administrative expenses was primarily attributable to the increase in the marketing expense of $62,500 as a result of Sales Collaboration Agreement and accounting, legal and professional fees of approximately $55,000.

Income (loss) from operations

Income from operations was $337,824 for the three months ended March 31, 2020 compared to loss from operations of $24,494 for the three months ended March 31, 2019, representing an increase in income of $362,318, or 1479.21%. Such increase was primarily due to the increase in sales of automobile carbon reduction machines and water purifying machines, partially offset by the decrease in sales of skincare products and the increase in selling, general and administrative expenses.

Other income

Other income was $15,407 for the three months ended March 31, 2020, reflecting an increase of $7,885, or 104.83%, compared to $7,522 for the three months March 31, 2019. The increase was mainly attributable to the increase in gain on foreign currency exchange.

Net income (loss)

As a result of the above factors, our net income was $353,231 for the three months ended March 31, 2020, as compared to net loss of $16,972 for the three months ended March 31, 2019, representing an increase in income of $370,203, or 2181.26%.

Liquidity and Capital Resources

Cash and cash equivalents were $209,772 at March 31, 2020 and $295,594 at December 31, 2019. Our total current assets were $2,605,759 at March 31, 2020, as compared to $2,819,688 at December 31, 2019. Our total current liabilities were $256,954 at March 31, 2020, as compared to $221,694 at December 31, 2019.

We had a working capital of $2,348,805 on March 31, 2020, compared to the working capital of $2,597,994 on December 31, 2019. The decrease in working capital was primarily attributable to the decrease in cash and cash equivalents and accounts receivable, and the increase in accrued expenses.

Net cash provided by (used in) operating activities was $(77,767) during the three months ended March 31, 2020, as compared to $63,543 for the three months ended March 31, 2019. The decrease in net cash provided by operating activities in the amount of $141,310 was primary attributable to the increase in security deposits and other assets, partially offset by the increase in net income.

Net cash used in investing activities was $1,092 during the three months ended March 31, 2020, as compared to $0 for the three months ended March 31, 2019. The increase in net cash used in investing activities in the amount of $1,092 was mainly due to the increase in the purchase of equipment.

We did not have net cash flow provided by nor used in financing activities during the three months ended March 31, 2020 and 2019.

As a result of the above factors, net increase (decrease) in cash and cash equivalents were $(85,822) for the three months ended March 31, 2020, as compared to $63,712 for the three months ended March 31, 2019.

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

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally is five years. Depreciation expense is $552 and $449 for the three months ended March 31, 2020 and 2019, respectively.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long-lived assets currently exist as of March 31, 2020 and December 31, 2019.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the nine months ended March 31, 2020:
Water purifier machine	$582,956
Automobile carbon reduction machine	125,218
Nutrition supplement	17,837
Software	6,715
Total	$732,726

Revenue by Geography

For the nine months ended March 31, 2020:
Asia Pacific	$732,726
Total	$732,726

Leases -– The Company adopted FASB Accounting Standards Codification, Topic 842, Leases (“ASC 842”) using the modified retrospective approach, electing the practical expedient that allows the Company not to restate its comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption. For the comparative periods prior to adoption, the Company presented the disclosures which were required under ASC 840.

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $9,055 and $9,702 for the three months ended March 31, 2020 and 2019, respectively.

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $1,392 and $2,184 for the three months ended March 31, 2020 and 2019, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Net Income Per Share

Basic income per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. For the three months ended March 31, 2020 and 2019, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted income per share is not presented.

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

Concentration of Credit Risk

Cash and cash equivalents: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”). The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of March 31, 2020, the Company had approximately $64,519 in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

Customers: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the three months ended March 31, 2020, one customer accounted for more than 10% of the Company’s total revenues, representing approximately 88% of its total revenues, and 99% of accounts receivable in aggregate at March 31, 2020.

Customer	Net sales for the three months ended March 31, 2020	Accounts receivable balance as of March 31, 2020
A	$645,204	$2,046,713

.

For the three months ended March 31, 2019, one customer accounted for more than 10% of the Company’s total revenues, represented approximately 85% of its total revenues and 78% of accounts receivable in aggregate at March 31, 2019, respectively.

Customer	Net sales for the three months ended March 31, 2019		Accounts receivable balance as of March 31, 2019
A	$171,058	*	$1,321,649

*Related party transactions (see Note 5).

Suppliers: The Company purchases its inventories from various suppliers.

For the three months ended March 31, 2020, three suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 50%, 34%, and 10% of total net purchase, and 0% of accounts payable in aggregate at March 31, 2020, respectively:

Supplier	Net purchase for the three months ended March 31, 2020	Accounts payable balance as of March 31, 2020
A	$47,995	$-
B	$33,100	$-
C	$9,533	$-

For the three months ended March 31, 2019, one supplier accounted for more than 10% of the Company’s total net purchase, representing approximately 95% of total net purchase, and 96% of accounts payable in aggregate at March 31, 2019, respectively:

Supplier	Net purchase for the three months ended March 31, 2019	Accounts payable balance as of March 31, 2019
D	$33,420	$14,419

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2020.

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

EOS Inc.

Date: June 25, 2020	By:	/s/ He-Siang Yang
He-Siang Yang
Principal Executive Officer, Principal Financial Officer, President and Chairman of the Board

