Form 10-Q
period 2020-06-30
EOS INC.
filed 2020-08-21
CIK 1651958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2020

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

The number of shares of registrant’s common stock outstanding, as of August 19, 2020 is 74,122,997.

Securities registered pursuant to Section 12(b) of the Act: None.

2

 FINANCIAL STATEMENT SCHEDULES

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$91,852	$295,594
Accounts receivable	1,840,975	2,177,124
Inventory, net	61,927	10,541
Advance to suppliers	282,450	317,280
Prepaid expenses and other current assets	9,054	19,149
Total current assets	2,286,258	2,819,688

Property and equipment, net	7,815	7,719
Operating lease right-of-use assets	23,809	34,979
Security deposits	1,038,210	127,534
Long-term investment	-	20,751
Total Assets	$3,356,092	$3,010,671

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$-	$2,045
Accrued expenses	101,952	74,281
Due to shareholders	105,172	96,114
Income tax payable	16,200	25,837
Operating lease liabilities – current	22,323	23,417
Total current liabilities	245,647	221,694

Operating lease liabilities – noncurrent	1,485	11,562
Total liabilities	247,132	233,256

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 74,122,997 shares issued and outstanding as of June 30, 2020 and December 31, 2019	74,123	74,123
Additional paid-in capital	237,425	112,425
Retained earnings	2,735,709	2,577,898
Accumulated other comprehensive income	37,037	12,969
Total stockholders' equity	3,084,294	2,777,415
Noncontrolling Interest	24,666	-
Total Equity	3,108,960	2,777,415

Total Liabilities and Stockholders' Equity	$3,356,092	$3,010,671

 The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2020	2019	2020	2019
Net sales	$826,733	$238,172	$94,007	$38,060

Cost of sales	107,014	44,821	14,191	6,766

Gross profit	719,719	193,351	79,816	31,294

Selling, general and administrative expenses	533,148	373,930	231,069	187,379

Income (loss) from operations	186,571	(180,579)	(151,253)	(156,085)

Other income (expense)
Interest income	148	48	147	48
Other income	10	-	5	-
Gain (loss) on foreign currency exchange	(16,900)	12,525	(35,140)	5,003
Gain (loss) on investment in equity securities	(20,750)	(2,426)	(17,911)	(2,426)
Total other income (loss)	(37,492)	10,147	(52,899)	2,625

Income (loss) before income tax provision	149,079	(170,432)	(204,152)	(153,460)

Income tax provision	-	-	-	-

Net income (loss)	149,079	(170,432)	(204,152)	(153,460)

Net loss attributable to noncontrolling interests	(8,732)	-	(8,732)	-

Net income (loss) attributable to EOS and subsidiaries	157,811	(170,432)	(195,420)	(153,460)
Foreign currency translation adjustment, net of tax	24,068	(8,943)	43,399	(1,853)
Comprehensive income (loss)	$181,879	$(179,375)	$(152,021)	$(155,313)

Net income (loss) per share:
Basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares:
Basic and diluted	74,122,997	66,222,445	74,122,997	68,298,821

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balance at December 31, 2019	74,122,997	$74,123	$112,425	$2,577,898	$12,969	$-	$2,777,415
Stock-based compensation	-	-	62,500	-	-	-	62,500
Foreign currency translation adjustment	-	-	-	-	(19,331)	-	(19,331)
Net income	-	-	-	353,231	-	-	353,231
Balance at March 31, 2020	74,122,997	74,123	174,925	2,931,129	(6,362)	-	3,173,815
Stock-based compensation	-	-	62,500	-	-	-	62,500
Contributions from noncontrolling interests	-	-	-	-	-	33,398	33,398
Foreign currency translation adjustment	-	-	-	-	43,399	-	43,399
Net loss	--	-	-	(195,420)	-	(8,732)	(204,152)
Balance at June 30, 2020	74,122,997	$74,123	$237,425	$2,735,709	$37,037	$24,666	$3,108,960

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balance at December 31, 2018	64,122,297	$64,123	$90,000	$1,496,131	$(11,465)	$-	$1,638,789
Foreign currency translation adjustment	-	-	-	-	(7,090)	-	(7,090)
Net loss	-	-	-	(16,972)	-	-	(16,972)
Balance at March 31, 2019	64,122,997	64,123	90,000	1,479,159	(18,555)	-	1,614,727
Common shares issued in exchange for investment in equity securities	10,000,000	10,000	22,425	-	-	-	32,425
Foreign currency translation adjustment	-	-	-	-	(1,853)	-	(1,853)
Net loss	-	-	-	(153,460)	-	-	(153,460)
Balance at June 30, 2019	74,122,997	$74,123	$112,425	$1,325,699	$(20,408)	$-	$1,491,839

The accompanying notes are an integral part of these consolidated financial statements

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$149,079	$(170,432)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,138	902
Loss on investment in equity securities	20,750	2,426
Loss (gain) on foreign currency exchange	16,900	(12,525)
Stock-based compensation	125,000	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	327,793	332,296
Decrease (increase) in inventory	(50,143)	1,073
Decrease (increase) in advance to suppliers	39,695	(51,192)
Decrease (increase) in security deposits and other assets	(879,458)	(507)
Increase (decrease) in accounts payable	(2,038)	(45,683)
Increase (decrease) in accrued expenses	25,990	(9,043)
Increase (decrease) in income tax payable	(9,893)	(8,149)
Increase (decrease) in due to shareholders	8,197	(69,312)
Net cash used in operating activities	(226,990)	(30,146)

Cash flows from Investing activities
Purchase of equipment	(1,095)	(935)
Net cash used in investing activities	(1,095)	(935)

Cash flows from Financing activities
Proceeds from investments by noncontrolling interests in subsidiary	33,300	-
Net cash used in investing activities	33,300	-

Effect of exchange rate changes on cash and cash equivalents	(8,957)	2,573
Net decrease in cash and cash equivalents	(203,742)	(28,508)

Cash and Cash Equivalents
Beginning	295,594	36,130
Ending	$91,852	$7,662
Supplemental Disclosure of Cash Flows
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$9,893	$-

Non-cash financing and investing activities
Common shares issued in exchange for investment in equity securities	$-	$32,425

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

Principles of Consolidation

The accompanying consolidated financial statements, including the accounts of EOS Inc. and its wholly owned subsidiaries in Taiwan, British Virgin Islands, and People’s Republic of China, have been prepared in conformity with accounting principles generally accepted in the United States of America. Since the Company and Emperor Star are entities under common control prior to the acquisition of Emperor Star, the transaction is accounted for as a restructuring transaction. All assets and liabilities of Emperor Star were transferred to the Company at their respective carrying amounts on the date of transaction. The Company has recast prior period financial statements to reflect the conveyance of Emperor Star’s common shares as if the restructuring transaction had occurred as of the earliest date of the consolidated financial statements. All material intercompany accounts, transactions, and profits have been eliminated in consolidation. The nature of and effects on earnings per share (EPS) of nonrecurring intra-entity transactions involving long-term assets and liabilities is not required to be eliminated and EPS amounts have been recast to include the earnings (or losses) of the transferred net assets.

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

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally is five years. Depreciation expense is $1,138 and $902 for the six months ended June 30, 2020 and 2019, respectively.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long-lived assets currently exist as of June 30, 2020 and December 31, 2019.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the six months ended June 30, 2020:
Water purifier machine	$648,702
Automobile carbon reduction machine	129,985
Nutrition supplement	34,598
Software	13,448
Total	$826,733

 Revenue by Geography

For the six months ended June 30, 2020:
Asia Pacific	$826,733
Total	$826,733

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $17,645 and $22,321 for the six months ended June 30, 2020 and 2019, respectively.

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $2,584 and $4,000 for the six months ended June 30, 2020 and 2019, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Net Income Per Share

Basic income per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. For the six months ended June 30, 2020 and 2019, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted income per share is not presented.

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

Concentration of Credit Risk

Cash and cash equivalents: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”). The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of June 30, 2020, the Company had approximately $3,638 in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

Customers: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the six months ended June 30, 2020, one customer accounted for more than 10% of the Company’s total revenues, representing approximately 85% of its total revenues, and 98% of accounts receivable in aggregate at June 30, 2020.

Customer	Net sales for the six months ended June 30, 2020	Accounts receivable balance as of June 30, 2020
A	$704,397	$1,801,027

.

For the six months ended June 30, 2019, one customer accounted for more than 10% of the Company’s total revenues, represented approximately 76% of its total revenues and 76% of accounts receivable in aggregate at June 30, 2019, respectively.

Customer	Net sales for the six months ended June 30, 2019		Accounts receivable balance as of June 30, 2019
A	$180,367	*	$1,143,557

*Related party transactions (see Note 5).

Suppliers: The Company purchases its inventories from various suppliers.

For the six months ended June 30, 2020, three suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 39%, 31%, and 22% of total net purchase, and 0% of accounts payable in aggregate at June 30, 2020, respectively:

Supplier	Net purchase for the six months ended June 30, 2020	Accounts payable balance as of June 30, 2020
A	$60,547	$-
B	$49,300	$-
C	$34,000	$-

For the six months ended June 30, 2019, two suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 87% and 10% of total net purchase, and 0% and 100% of accounts payable in aggregate at June 30, 2019, respectively:

Supplier	Net purchase for the six months ended June 30, 2019	Accounts payable balance as of June 30, 2019
A	$34,561	$-
D	$3,821	$715

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

Note 2. LEASE

The Company has no finance leases. The Company’s leases primarily include office facility and copy machine under the operating lease arrangements. The Company’s operating leases have remaining lease terms up to 3 years as of June 30, 2020.

Balance sheet information related to the Company’s leases is presented below:

June 30, 2020
Operating Leases:
Operating lease – right of use (“ROU”) assets	$23,809

Operating lease liability, current portion	22,323
Operating lease liability, noncurrent portion	1,485
Total operating lease liabilities	$23,808

The following provides details of the Company's lease expenses:

Six Months Ended
June 30, 2020
Operating lease expenses	$12,098

Other information related to leases is presented below:

Six Months Ended
June 30, 2020
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$12,098

Weighted average remaining lease term:
Operating leases	1.15 years

Weighted average discount rate:
Operating leases	4%

The minimum future annual payments under non-cancellable leases at rates now in force, are as follows:

Operating leases
2020 (excluding the six months ended June 30, 2020)	$12,373
2021	10,822
2022	877
2023	219
Total future minimum lease payments, undiscounted	24,291
Less: Imputed interest	(483)
Present value of future minimum lease payments	$23,808

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

On April 22, 2020, the Company returned 20% equity interest in A-Best to Mr. Ing-Ming Lai pursuant to the Strategic Alliance Agreement. As of April 22, 2020, the Company holds 20% equity interest in A-Best and uses equity method to account for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. For the period from January 1, 2020, to April 22, 2020, the share of loss from investment accounted for using equity method was $2,848. As a result of the return of equity interest, the Company also recognized loss on investment in equity securities of $17,902 for the same period.

Summarized financial information for the Company's equity method investee, A-Best, is as follows:

Balance Sheets

	April 22,	December 31,
	2020	2019
Current assets	$38,303	$42,818
Noncurrent assets	779	857
Current liabilities	1,406,166	1,372,351
Shareholders’ deficit	(1,367,084)	(1,328,676)

Statement of Operation

For the period from January 1, 2020 to April 22, 2020.
Net sales	$854
Gross profit	498
Net loss	(14,240)

Share of loss from investment accounted for using equity method	(2,848)

On May 26, 2020, EOS Inc. increased its investment in Emperor Star by $134,004 (NTD$4,000,000). The Company also received the contributions to Emperor Star from non-controlling interests in the amount of $33,398 (NTD$1,000,000). As a result, the Company owns 83% equity interest of Emperor Star as of June 30, 2020, which is no longer a wholly-owned subsidiary.

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

As of June 30, 2020 and December 31, 2019, the Company has paid $1,030,000 and $120,000 to Shuang Hua, respectively, and recorded as security deposits.

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

Sales to Fortune King amounted to $704,397 and $180,367 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, accounts receivable from Fortune King was $1,801,027 and $2,151,192, respectively.

Due to shareholders

The Company has advanced funds from its directors and shareholders for working capital purposes. As of June 30, 2020 and December 31, 2019 there were $105,172 and $96,114 advance outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after thirty days of written notice by the director and shareholder.

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

The Company recognized marketing expense of $125,000 for the six months ended June 30, 2020. As of June 30, 2020, none of these shares have been issued.

Note 7. INCOME TAXES

United States

EOS, Inc. is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. As of June 30, 2020, the Company had net operating loss carry forwards of $686,169 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100% valuation allowance has offset deferred tax asset resulting from the net operating losses.

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

People’s Republic of China (“PRC”)

Under the Enterprise Income Tax (“EIT”) Law of the PRC, the standard EIT rate is 25%. The PRC subsidiary of the Company is subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. No provision for income taxes have been made as Maosong had no taxable income as of and for the six months ended June 30, 2020.

Provision for income tax consists of the following:

	For the Six Months Ended June 30,
	2020	2019
Current income tax
U.S.	$-	$-
Taiwan	-	-
PRC	-	-
Sub total	-	-

Deferred income tax
U.S.
Deferred tax assets for NOL carryforwards	(28,019)	(3,013)
Valuation allowance	28,019	3,013
Net changes in deferred income tax (benefit)	-	-
Total income tax provision	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Six Months Ended June 30,
	2020	2019

U.S. statutory income tax rate	21%	21%
Taiwan unified income tax rate	20%	20%
PRC standard EIT rate	25%	25%
Changes in valuation allowance	(46)%	(66)%
Other	(20)%	-%
Effective combined income tax rate	0%	0%

Significant components of the Company’s deferred taxes as of June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$144,096	$116,077
Less: Valuation allowance	(144,096)	(116,077)
Deferred tax assets, net	$-	$-

Note 8. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of June 30, 2020 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

On May 3, 2017, the Company entered into and closed a Share Purchase and Sale Agreement (the “Purchase Agreement”) with Emperor Star to acquire all issued and outstanding shares of Emperor Star in consideration of $30,562 in cash. As a result of the transaction, Emperor Star became the Company’s wholly owned subsidiary. Upon consummation of the transaction, the Company has assumed the business of Emperor Star and ceased to be a shell company. Yu-Hsiang Chia currently serves as the officer and director of Emperor Star. On May 26, 2020, EOS Inc. increased its investment in Emperor Star by $134,004 (NTD$4,000,000). The Company also received the contributions to Emperor Star from non-controlling interests in the amount of $33,398 (NTD$1,000,000). As a result, the Company owns 83% equity interest of Emperor Star as of June 30, 2020, which is no longer a wholly-owned subsidiary.

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

General Business Overview

EOS Inc. markets and distributes a variety of consumer products selected based on its understanding of the demand for each of its products. EOS conducts its business primarily in Asia, including the People’s Republic of China (“PRC”), Taiwan, Singapore and Malaysia. The principal products that EOS markets and sells through its subsidiaries include Nine Layer Transformation Hair Cream, Deep Seawater Mineral Extract, and Lifegenes & Youthgenes. Nine Layer Transformation Hair Cream is hair-coloring product that darkens the user’s hair color to brown or black while nourishing the hair. Deep Seawater Mineral Extract is a dietary supplement that is designed to enhance the overall health and appearance of the consumer. Both Lifegenes and Youthgenes are dietary supplements designed to improve the consumer’s health. In addition to the four major products, EOS also sells and distributes other dietary supplements and skin care products from time to time as it deems profitable. During the six months ended June 30, 2020, the net sales of dietary supplements and skin care products were $34,598, which represented approximately 4.2% of the total net sales for that period.

On April 30, 2018, we, through our Emperor Star, started purchasing a type of water purifying machines from Cosminergy Hitech Development Co., Ltd. (“Cosminergy”) and reselling the water purifying machines in certain Asian areas and countries. The sales generated from selling the water purifying machines for the six months ended June 30, 2020 and 2019 were $648,702 and $41,799, respectively, accounting for approximately 78.47% and 17.55% of the total revenue of the said period, respectively. We did not renew the Cosminergy Distribution Agreement when the said distribution agreement expired on April 30, 2019. We are actively seeking for the new vendors for this product.

In November 2019, we started the marketing, promotion, sales and distribution of certain electrical noise suppressing device (the “Calibrator”) globally provided by Ultra Velocity Technology Ltd. (“Ultra Velocity”), a corporation formed under the laws of Taiwan, based on an exclusive patent licensing and distribution agreement (the “Ultra Velocity Agreement”) between Ultra Velocity and us. However, due to the outbreak of coronavirus (“COVID-19”) in mainland China, Ultra Velocity and we terminated the Ultra Velocity Agreement in March 2020 and intended to redefine the cooperation model between the respective parties. During the six months ended June 30, 2020, the net sales of calibrator was $129,985, which represented approximately 15.72% of the total net sales for that period.

In addition, we provided inventory, membership and business management software that designed by CKS Information Co., Ltd. to our customers in the fiscal year of 2019. During the six months ended June 30, 2020 and 2019, the software business line generated $13,448 and $4,515 respectively, accounting for approximately 1.63% and 1.9% of the total net sales for that period.

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

On April 22, 2020, the Company returned 20% equity interest in A-Best to Mr. Ing-Ming Lai pursuant to the Strategic Alliance Agreement.

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

Results of Operation – For the three months ended June 30, 2020 compared to the three months ended June 30, 2019

Net sales

Net sales were $94,007 for three months ended June 30, 2020, representing an increase of $55,947, or 147.00%, as compared to $38,060 for the three months ended June 30, 2019. The increase was primarily due to the increase in sales of water purifying machines of approximately $50,000.

Cost of sales

Cost of sales was $14,191 for the three months ended June 30, 2020, representing an increase of $7,425 or 109.74%, as compared to $6,766 for the three months ended June 30, 2019. Such increase was mainly due to the increase in the sales of water purifying machines.

Gross profit

Gross profit was $79,816 for the three months ended June 30, 2020, compared to $31,294 for the same period in 2019. Gross profit as a percentage of net sales was 84.90% for the three months ended June 30, 2020, compared to 82.22% in the same period in 2019. The change in gross margin was because the higher gross margin product accounted for a higher proportion of sales for the three months ended June 30, 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $231,069 for the three months ended June 30, 2020, representing an increase of $43,690, or 23.32%, as compared to $187,379 for the three months ended June 30, 2019. The increase in selling, general and administrative expenses was primarily attributable to the increase in the marketing expense of $62,500 as a result of Sales Collaboration Agreement, partially offset by the decrease in travel expenses of approximately $10,000.

Income (loss) from operations

Loss from operations was $151,253 for the three months ended June 30, 2020 compared to loss from operations of $156,085 for the three months ended June 30, 2019, representing a decrease in loss of $4,832, or 3.10%. Such decrease was primarily due to the increase in sales of water purifying machines, partially offset by the increase in selling, general and administrative expenses.

Other income (loss)

Other income (loss) was $(52,899) for the three months ended June 30, 2020, reflecting a decrease of $55,524, or 2,115.20%, compared to other income of $2,625 for the three months June 30, 2019. The decrease was mainly attributable to the increase in loss on foreign currency exchange and loss on investment in equity securities.

Net loss

As a result of the above factors, our net loss was $204,152 for the three months ended June 30, 2020, as compared to net loss of $153,460 for the three months ended June 30, 2019, representing an increase in loss of $50,692, or 33.03%.

Results of Operation – For the six months ended June 30, 2020 compared to the six months ended June 30, 2019

Net sales

Net sales were $826,733 for six months ended June 30, 2020, representing an increase of $588,561, or 247.12%, as compared to $238,172 for the six months ended June 30, 2019. The increase was primarily due to the increase in sales of water purifying machines and mobile carbon reduction machine of approximately $600,000 and $130,000, respectively,           partially offset by the decrease in sales of skin care products of approximately $130,000.

Cost of sales

Cost of sales was $107,014 for the six months ended June 30, 2020, representing an increase of $62,193 or 138.76%, as compared to $44,821 for the six months ended June 30, 2019. Such increase was mainly due to the increase in the sales of water purifying machines and automobile carbon reduction machines, partially offset by the decrease in sales of skin care products.

Gross profit

Gross profit was $719,719 for the six months ended June 30, 2020, compared to $193,351 for the same period in 2019. Gross profit as a percentage of net sales was 87.06% for the six months ended June 30, 2020, compared to 81.18% in the same period in 2019. The change in gross margin was because the higher gross margin product accounted for a higher proportion of sales for the six months ended June 30, 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $533,148 for the six months ended June 30, 2020, representing an increase of $159,218, or 42.58%, as compared to $373,930 for the six months ended June 30, 2019. The increase in selling, general and administrative expenses was primarily attributable to the increase in the marketing expense of $125,000 as a result of Sales Collaboration Agreement and accounting, legal and professional fees of approximately $30,000.

Income (loss) from operations

Income from operations was $186,571 for the six months ended June 30, 2020 compared to loss from operations of $180,579 for the six months ended June 30, 2019, representing an increase in income of $367,150, or 203.32%. Such increase was primarily due to the increase in sales of automobile carbon reduction machines and water purifying machines, partially offset by the decrease in sales of skincare products and the increase in selling, general and administrative expenses.

Other income (loss)

Other income (loss) was $(37,492) for the six months ended June 30, 2020, reflecting a decrease of $47,639, or 469.49%, compared to other income of $10,147 for the six months June 30, 2019. The decrease was mainly attributable to the increase in loss on foreign currency exchange and loss on investment in equity securities.

Net Income (loss)

As a result of the above factors, our net income was $149,079 for the six months ended June 30, 2020, as compared to net loss of $170,432 for the six months ended June 30, 2019, representing an increase in income of $319,511, or 187.47%.

Liquidity and Capital Resources

Cash and cash equivalents were $91,852 at June 30, 2020 and $295,594 at December 31, 2019. Our total current assets were $2,286,258 at June 30, 2020, as compared to $2,819,688 at December 31, 2019. Our total current liabilities were $245,647 at June 30, 2020, as compared to $221,694 at December 31, 2019.

We had a working capital of $2,040,611 on June 30, 2020, compared to the working capital of $2,597,994 on December 31, 2019. The decrease in working capital was primarily attributable to the decrease in cash and cash equivalents and accounts receivable.

Net cash used in operating activities was $226,990 during the six months ended June 30, 2020, as compared to $30,146 for the six months ended June 30, 2019. The increase in net cash used in operating activities in the amount of $196,844 was primary attributable to the increase in security deposits and other assets, partially offset by the increase in net income and stock-based compensation and the decrease in advance to suppliers.

Net cash used in investing activities was $1,095 during the six months ended June 30, 2020, as compared to $935 for the six months ended June 30, 2019. The increase in net cash used in investing activities was due to the slight increase in the acquisition of property, plant and equipment.

Net cash provided by financing activities was $33,300 during the six months ended June 30, 2020, as compared to $0 for the six months ended June 30, 2019. The increase in net cash provided by financing activities was due to the proceeds from investments by noncontrolling interests in subsidiary.

As a result of the above factors, net decrease in cash and cash equivalents were $203,742 for the six months ended June 30, 2020, as compared to $28,508 for the six months ended June 30, 2019.

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

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally is five years. Depreciation expense is $1,138 and $902 for the six months ended June 30, 2020 and 2019, respectively.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long-lived assets currently exist as of June 30, 2020 and December 31, 2019.

Long-term Equity Investment

The Company acquires equity investment to promote business and strategic objectives. The Company accounts for non-marketable equity and other equity investments for which the Company does not have control over the investees as:

☐

Equity method investments when the Company has the ability to exercise significant influence, but not control, over the investee. Its proportionate share of the income or loss is recognized monthly and is recorded in gain (loss) on equity investments.

☐	Non-marketable cost method investments when the equity method does not apply.

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

☐

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

☐

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the six months ended June 30, 2020:
Water purifier machine	$648,702
Automobile carbon reduction machine	129,985
Nutrition supplement	34,598
Software	13,448
Total	$826,733

Revenue by Geography

For the six months ended June 30, 2020:
Asia Pacific	$826,733
Total	$826,733

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $17,645 and $22,321 for the six months ended June 30, 2020 and 2019, respectively.

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $2,584 and $4,000 for the six months ended June 30, 2020 and 2019, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

☐

Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

☐

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

☐

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

Net Income Per Share

Basic income per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. For the six months ended June 30, 2020 and 2019, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted income per share is not presented.

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

Concentration of Credit Risk

Cash and cash equivalents: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”). The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of June 30, 2020, the Company had approximately $3,638 in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

Customers: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the six months ended June 30, 2020, one customer accounted for more than 10% of the Company’s total revenues, representing approximately 85% of its total revenues, and 98% of accounts receivable in aggregate at June 30, 2020.

Customer	Net sales for the six months ended June 30, 2020	Accounts receivable balance as of June 30, 2020
A	$704,397	$1,801,027

For the six months ended June 30, 2019, one customer accounted for more than 10% of the Company’s total revenues, represented approximately 76% of its total revenues and 76% of accounts receivable in aggregate at June 30, 2019, respectively.

Customer	Net sales for the six months ended June 30, 2019		Accounts receivable balance as of June 30, 2019
A	$180,367	*	$1,143,557

_________

*Related party transactions (see Note 5).

Suppliers: The Company purchases its inventories from various suppliers.

For the six months ended June 30, 2020, three suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 39%, 31%, and 22% of total net purchase, and 0% of accounts payable in aggregate at June 30, 2020, respectively:

Supplier	Net purchase for the six months ended June 30, 2020	Accounts payable balance as of June 30, 2020
A	$60,547	$-
B	$49,300	$-
C	$34,000	$-

For the six months ended June 30, 2019, two suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 87% and 10% of total net purchase, and 0% and 100% of accounts payable in aggregate at June 30, 2019, respectively:

Supplier	Net purchase for the six months ended June 30, 2019	Accounts payable balance as of June 30, 2019
A	$34,561	$-
D	$3,821	$715

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2020.

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

EOS Inc.

Date: August 21, 2020	By:	/s/ He-Siang Yang
He-Siang Yang
Principal Executive Officer, Principal Financial Officer, President and Chairman of the Board

