Form 10-Q
period 2020-09-30
EOS INC.
filed 2021-01-25
CIK 1651958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2020

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

The number of shares of registrant’s common stock outstanding, as of January 25, 2021 is 74,122,997.

Securities registered pursuant to Section 12(b) of the Act: None.

2

 FINANCIAL STATEMENT SCHEDULES

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$174,609	$295,594
Accounts receivable	2,521,468	2,177,124
Inventory, net	77,744	10,541
Advance to suppliers	202,185	317,280
Prepaid expenses and other current assets	7,239	19,149
Total current assets	2,983,245	2,819,688

Property and equipment, net	8,455	7,719
Operating lease right-of-use assets	1,997	34,979
Security deposits	1,079,534	127,534
Long-term investment	-	20,751
Total Assets	$4,073,231	$3,010,671

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$239,081	$2,045
Accrued expenses	91,087	74,281
Due to shareholders	169,677	96,114
Income tax payable	16,453	25,837
Operating lease liabilities – current	770	23,417
Total current liabilities	517,068	221,694

Long-term loan	172,657	-
Operating lease liabilities – noncurrent	1,227	11,562
Total liabilities	690,952	233,256

Commitments and Contingencies	-	-

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 74,122,997 shares issued and outstanding as of September 30, 2020 and December 31, 2019	74,123	74,123
Additional paid-in capital	112,425	112,425
Retained earnings	3,082,596	2,577,898
Accumulated other comprehensive income	68,702	12,969
Total stockholders' equity	3,337,846	2,777,415
Noncontrolling Interest	44,433	-
Total Equity	3,382,279	2,777,415

Total Liabilities and Stockholders' Equity	$4,073,231	$3,010,671

 The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019
Net sales	$1,417,026	$628,864	$590,293	$390,692

Cost of sales	167,539	101,357	60,525	56,536

Gross profit	1,249,487	527,507	529,768	334,156

Selling, general and administrative expenses	722,588	648,798	189,440	274,868

Income (loss) from operations	526,899	(121,291)	340,328	59,288

Other income (expense)
Interest income	149	48	1	-
Other income	7,415	12	7,405	12
Gain (loss) on foreign currency exchange	-	14,582	16,900	2,057
Gain (loss) on investment in equity securities	(20,750)	(5,205)	-	(2,779)
Total other income (loss)	(13,186)	9,437	24,306	(710)

Income (loss) before income tax provision	513,713	(111,854)	364,634	58,578

Income tax provision	-	-	-	-

Net income (loss)	513,713	(111,854)	364,634	58,578

Net loss attributable to noncontrolling interests	9,014	-	17,747	-

Net income (loss) attributable to EOS and subsidiaries	504,699	(111,854)	346,887	58,578
Foreign currency translation adjustment, net of tax	55,733	(12,457)	31,665	(3,514)
Comprehensive income (loss)	$560,432	$(124,311)	$378,552	$55,064

Net income (loss) per share:
Basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares:
Basic and diluted	74,122,997	68,848,272	74,122,997	74,122,997

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balance at December 31, 2019	74,122,997	$74,123	$112,425	$2,577,898	$12,969	$-	$2,777,415
Stock-based compensation	-	-	62,500	-	-	-	62,500
Foreign currency translation adjustment	-	-	-	-	(19,331)	-	(19,331)
Net income	-	-	-	353,231	-	-	353,231
Balance at March 31, 2020	74,122,997	74,123	174,925	2,931,129	(6,362)	-	3,173,815
Stock-based compensation	-	-	62,500	-	-	-	62,500
Contributions from noncontrolling interests	-	-	-	-	-	33,398	33,398
Foreign currency translation adjustment	-	-	-	-	43,399	-	43,399
Net loss	--	-	-	(195,420)	-	(8,732)	(204,152)
Balance at June 30, 2020	74,122,997	$74,123	$237,425	$2,735,709	$37,037	$24,666	$3,108,960
Cancellation of contribution in capital	-	-	(125,000)	-	-	-	(125,000)
Net income	-	-	-	346,887	-	17,747	364,634
Foreign currency translation adjustment	-	-	-	-	31,665	2020	33,685
Balance at September 30, 2020	74,122,997	$74,123	$112,425	$3,082,596	$68,702	$44,433	3,382,279

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balance at December 31, 2018	64,122,297	$64,123	$90,000	$1,496,131	$(11,465)	$-	$1,638,789
Foreign currency translation adjustment	-	-	-	-	(7,090)	-	(7,090)
Net loss	-	-	-	(16,972)	-	-	(16,972)
Balance at March 31, 2019	64,122,997	64,123	90,000	1,479,159	(18,555)	-	1,614,727
Common shares issued in exchange for investment in equity securities	10,000,000	10,000	22,425	-	-	-	32,425
Foreign currency translation adjustment	-	-	-	-	(1,853)	-	(1,853)
Net loss	-	-	-	(153,460)	-	-	(153,460)
Balance at June 30, 2019	74,122,997	$74,123	$112,425	$1,325,699	$(20,408)	$-	$1,491,839
Foreign currency translation adjustment	-	-	-	-	(3,514)	-	(3,514)
Net income (loss)	-	-	-	58,578	-	-	58,578
Balance at September 30, 2019	74,122,997	$74,123	$112,425	$1,384,277	$(23,922)	$-	$1,546,903

The accompanying notes are an integral part of these consolidated financial statements

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine months ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$513,713	$(111,854)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,733	1,384
Loss on investment in equity securities	20,750	5,205
Loss (gain) on foreign currency exchange	-	(14,582)
Stock-based compensation	-	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(318,266)	139,635
Decrease (increase) in inventory	(65,011)	2,502
Decrease (increase) in advance to suppliers	122,388	(5,351)
Decrease (increase) in security deposits and other assets	(909,448)	19,864
Increase (decrease) in accounts payable	235,609	(42,865)
Increase (decrease) in accrued expenses	14,145	(12,789)
Increase (decrease) in income tax payable	(9,977)	(13,477)
Increase (decrease) in due to shareholders	-	8,328
Net cash used in operating activities	(394,364)	(24,000)

Cash flows from Investing activities
Purchase of equipment	(2,194)	(933)
Net cash used in investing activities	(2,194)	(933)

Cash flows from Financing activities
Proceeds from (Repayment to) related party payable	69,810	-
Proceeds from (Repayment to) borrowings	167,918
Proceeds from investments by noncontrolling interests in subsidiary	33,398	-
Net cash provided by financing activities	271,126	-

Effect of exchange rate changes on cash and cash equivalents	4,447	821
Net decrease in cash and cash equivalents	(120,985)	(24,112)

Cash and Cash Equivalents
Beginning	295,594	36,130
Ending	$174,609	$12,018
Supplemental Disclosure of Cash Flows
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing and investing activities
Common shares issued in exchange for investment in equity securities	$-	$32,425

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

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally is five years. Depreciation expense is $1,733 and $1,384 for the nine months ended September 30, 2020 and 2019, respectively.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long-lived assets currently exist as of September 30, 2020 and December 31, 2019.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the nine months ended September 30, 2020:
Water purifier machine	$1,181,007
Automobile carbon reduction machine	131,882
Nutrition supplement	70,629
Software	33,508
Total	$1,417,026

 Revenue by Geography

For the nine months ended September 30, 2020:
Asia Pacific	$1,417,026
Total	$1,417,026

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $17,795 and $30,879 for the nine months ended September 30, 2020 and 2019, respectively.

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $3,852 and $5,424 for the nine months ended September 30, 2020 and 2019, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Net Income Per Share

Basic income per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. For the nine months ended September 30, 2020 and 2019, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted income per share is not presented.

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

Concentration of Credit Risk

Cash and cash equivalents: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”). The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of September 30, 2020, the Company had approximately $291 in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

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

Note 2. LEASE

The Company has no finance leases. The Company has terminated an office facility lease with Wanhong Enterprise Co., Ltd on September 28, 2020. The Company has entered into new lease agreement with Xiuling Huang on September 29, 2020 for the period of approximately 9 months. The Company’s leases primarily include copy machine under the operating lease arrangements. The Company’s operating leases have remaining lease terms up to 2.5 years as of September 30, 2020.

Balance sheet information related to the Company’s leases is presented below:

September 30, 2020
Operating Leases:
Operating lease – right of use (“ROU”) assets	$1,997

Operating lease liability, current portion	770
Operating lease liability, noncurrent portion	1,227
Total operating lease liabilities	$1,997

The following provides details of the Company's lease expenses:

Nine Months Ended
September 30, 2020
Operating lease expenses	$619

Other information related to leases is presented below:

Nine Months Ended
September 30, 2020
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$619

Weighted average remaining lease term:
Operating leases	2.5 years

Weighted average discount rate:
Operating leases	4%

The minimum future annual payments under non-cancellable leases at rates now in force, are as follows:

Operating leases
2020 (excluding the nine months ended September 30, 2020)	$5,910
2021	11,231
2022	849
2023	212
Total future minimum lease payments, undiscounted	18,202
Less: Imputed interest	(125)
Present value of future minimum lease payments	$18,077

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

On May 26, 2020, EOS Inc. increased its investment in Emperor Star by $134,004 (NTD$4,000,000). The Company also received the contributions to Emperor Star from non-controlling interests in the amount of $33,398 (NTD$1,000,000). As a result, the Company owns 83% equity interest of Emperor Star as of September 30, 2020, which is no longer a wholly-owned subsidiary.

Note 4. SECURITY DEPOSITS

On November 21, 2019, the Company and Shuang Hua International Culture Media Co, Ltd. (“Shuang Hua”), a corporation formed under laws of Taiwan, entered into an exclusive copyright and distribution agreement (the “Agreement”), pursuant to which, subject to the terms and condition therein, Shuang Hua granted the Company an exclusive right to produce, market, distribute and sell the bilingual films and electronic books of which the copyrights owned by Shuang Hua. In accordance to the agreement, the Company shall pay Shuang Hua a refundable deposit of in the aggregate amount of $2,894,000, before December 31, 2021.

As of September 30, 2020 and December 31, 2019, the Company has paid $1,030,000 and $120,000 to Shuang Hua, respectively, and are recorded as security deposits. Due to Covid-19 in 2020, the Company has not started its business plan with the exclusive copyright and distribution agreement.

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

Sales to Fortune King amounted to $1,269,709 and $ 542,499 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, accounts receivable from Fortune King was $1,738,000 and $ 1,353,215, respectively.

Due to shareholders

The Company has advanced funds from its directors and shareholders for working capital purposes. As of September 30, 2020 and December 31, 2019 there were $169,677 and $96,114 advance outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after thirty days of written notice by the director and shareholder.

Note 6. STOCKHOLDERS’ EQUITY

On June 1, 2020, the Company and Fortune King entered into a sales collaboration agreement (the “Sales Collaboration Agreement”), pursuant to which, subject to the terms and condition therein, Fortune King agreed to provide promotional and marketing service of the Company’s products within six years from January 2020, to December 2025. Fortune King is obligated to perform such service regardless of whether the Company sells products to Fortune King during the designated period. In accordance with the Sales Collaboration Agreement and in consideration for the service provided by Fortune King, the Company shall issue 3,000,000 shares of common stock to Fortune King for the promotional and marketing service of $1,500,000. The shares were issued on December 29, 2020.

The Company recognized marketing expense of $187,500 for the nine months ended September 30, 2020. As of September 30, 2020, none of these shares have been issued.

Note 7. INCOME TAXES

United States

EOS, Inc. is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. As of September 30, 2020, the Company had net operating loss carry forwards of $784,894 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100% valuation allowance has offset deferred tax asset resulting from the net operating losses.

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

People’s Republic of China (“PRC”)

Under the Enterprise Income Tax (“EIT”) Law of the PRC, the standard EIT rate is 25%. The PRC subsidiary of the Company is subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. No provision for income taxes have been made as Maosong had no taxable income as of and for the nine months ended September 30, 2020.

Provision for income tax consists of the following:

	For the Nine Months Ended September 30,
	2020	2019
Current income tax
U.S.	$-	$-
Taiwan	-	-
PRC	-	-
Sub total	-	-

Deferred income tax
U.S.
Deferred tax assets for NOL carryforwards	(46,300)	(2,791)
Valuation allowance	46,300	2,791
Net changes in deferred income tax (benefit)	-	-
Total income tax provision	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Nine Months Ended September 30,
	2020	2019

U.S. statutory income tax rate	21%	21%
Taiwan unified income tax rate	20%	20%
PRC standard EIT rate	25%	25%
Changes in valuation allowance	(46)%	(66)%
Other	(20)%	-%
Effective combined income tax rate	0%	0%

Significant components of the Company’s deferred taxes as of September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$164,847	$116,077
Less: Valuation allowance	(164,847)	(116,077)
Deferred tax assets, net	$-	$-

Note 8. COMMITMENTS AND CONTINGENCIES

Sales Collaboration Agreement

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

The Company recognized the stock-based compensation of marketing expenses based on quarterly basis, with a quarterly marketing expenses of $62,500, total up have 24 quarters.

On December 29, 2020, the Company completed the issuance of 3 million shares to Fortune King (HK) Trading Limited.

Copyright and Distribution Agreement

On November 21, 2019, the Company and Shuang Hua International Culture Media Co, Ltd. (“Shuang Hua”), a corporation formed under laws of Taiwan, entered into an exclusive copyright and distribution agreement (the “Agreement”), pursuant to which, subject to the terms and condition therein, Shuang Hua granted the Company an exclusive right to produce, market, distribute and sell the bilingual films and electronic books of which the copyrights owned by Shuang Hua. In accordance to the agreement, the Company shall pay Shuang Hua a refundable deposit of in the aggregate amount of $2,894,000, before December 31, 2021. As of September 30, 2020, the Company has paid $1,030,000 to Shuang Hua.

Note 9. SUBSEQUENT EVENTS

On December 29, 2020, the Company completed the issuance of 3 million shares for $1.5 million to Fortune King (HK) Trading Limited as stated in the sales collaboration agreement.

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of September 30, 2020 have been incorporated into these consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

General Business Overview

EOS Inc. markets and distributes a variety of consumer products selected based on its understanding of the demand for each of its products. EOS conducts its business primarily in Asia, including the People’s Republic of China (“PRC”), Taiwan, Singapore and Malaysia. The principal products that EOS markets and sells through its subsidiaries include Nine Layer Transformation Hair Cream, Deep Seawater Mineral Extract, and Lifegenes & Youthgenes. Nine Layer Transformation Hair Cream is hair-coloring product that darkens the user’s hair color to brown or black while nourishing the hair. Deep Seawater Mineral Extract is a dietary supplement that is designed to enhance the overall health and appearance of the consumer. Both Lifegenes and Youthgenes are dietary supplements designed to improve the consumer’s health. In addition to the four major products, EOS also sells and distributes other dietary supplements and skin care products from time to time as it deems profitable. During the nine months ended September 30, 2020, the net sales of dietary supplements and skin care products were $70,692, which represented approximately 4.99% of the total net sales for that period.

On April 30, 2018, we, through our Emperor Star, started purchasing a type of water purifying machines from Cosminergy Hitech Development Co., Ltd. (“Cosminergy”) and reselling the water purifying machines in certain Asian areas and countries. The sales generated from selling the water purifying machines for the nine months ended September 30, 2020 and 2019 were $1,181,007 and $42,668, respectively, accounting for approximately 83.34% and 6.78% of the total revenue of the said period, respectively. We did not renew the Cosminergy Distribution Agreement when the said distribution agreement expired on April 30, 2019. We are actively seeking for the new vendors for this product.

In November 2019, we started the marketing, promotion, sales and distribution of certain electrical noise suppressing device (the “Calibrator”) globally provided by Ultra Velocity Technology Ltd. (“Ultra Velocity”), a corporation formed under the laws of Taiwan, based on an exclusive patent licensing and distribution agreement (the “Ultra Velocity Agreement”) between Ultra Velocity and us. However, due to the outbreak of coronavirus (“COVID-19”) in mainland China, Ultra Velocity and we terminated the Ultra Velocity Agreement in March 2020 and intended to redefine the cooperation model between the respective parties. During the nine months ended September 30, 2020, the net sales of calibrator was $131,882, which represented approximately 9.31% of the total net sales for that period.

In addition, we provided inventory, membership and business management software that designed by CKS Information Co., Ltd. to our customers in the fiscal year of 2019. During the nine months ended September 30, 2020 and 2019, the software business line generated $33,508 and $95,196 respectively, accounting for approximately 2.36% and 15.14% of the total net sales for that period.

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

Results of Operation – For the three months ended September 30, 2020 compared to the three months ended September 30, 2019

Net sales

Net sales were $590,293 for three months ended September 30, 2020, representing an increase of $199,601, or 51.09%, as compared to $390,692 for the three months ended September 30, 2019. The increase was primarily due to the increase in sales of water purifying machines.

Cost of sales

Cost of sales was $60,525 for the three months ended September 30, 2020, representing an increase of $3,989 or 7.06%, as compared to $56,536 for the three months ended September 30, 2019. Such increase was mainly due to the increase in the sales of water purifying machines.

Gross profit

Gross profit was $529,768 for the three months ended September 30, 2020, compared to $334,156 for the same period in 2019. Gross profit as a percentage of net sales was 89.75% for the three months ended September 30, 2020, compared to 85.53% in the same period in 2019. The change in gross margin was because the higher gross margin product accounted for a higher proportion of sales for the three months ended September 30, 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $189,440 for the three months ended September 30, 2020, representing a decrease of $85,428 or 31.08%, as compared to $274,868 for the three months ended September 30, 2019. The decrease in selling, general and administrative expenses was primarily attributable to the decrease in travel expenses of approximately $10,000.

Income (loss) from operations

Income from operations was $340,382 for the three months ended September 30, 2020 compared to income from operations of $59,288 for the three months ended September 30, 2019, representing an increase in income of $281,094, or 474.12%. Such increase was primarily due to the increase in sales, and the decrease in selling, general and administrative expenses.

Other income (loss)

Other income (loss) was $24,306 for the three months ended September 30, 2020, reflecting an increase of $25,016, or 3,523.38%, compared to other income (loss) of $(710) for the three months September 30, 2019. The increase was mainly attributable to the increase in gain on foreign currency exchange.

Net loss

As a result of the above factors, our net income was $364,634 for the three months ended September 30, 2020, as compared to net income of $58,578 for the three months ended September 30, 2019, representing an increase in income of $306,056, or 522.48%.

Results of Operation – For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Net sales

Net sales were $1,417,026 for nine months ended September 30, 2020, representing an increase of $788,162, or 125.33%, as compared to $628,864 for the nine months ended September 30, 2019. The increase was primarily due to the increase in sales of water purifying machines of approximately $1,138,000, partially offset by the decrease in sales of nutrition supplement skin care products and software of approximately $272,000, $147,000 and $61,688 respectively.

Cost of sales

Cost of sales was $167,539 for the nine months ended September 30, 2020, representing an increase of $66,182 or 65.30%, as compared to $101,357 for the nine months ended September 30, 2019. Such increase was mainly due to the increase in the sales of water purifying machines and automobile carbon reduction machines, partially offset by the decrease in sales of nutrition supplement skin care products and software.

Gross profit

Gross profit was $1,249,487 for the nine months ended September 30, 2020, compared to $527,507 for the same period in 2019. Gross profit as a percentage of net sales was 88.18% for the nine months ended September 30, 2020, compared to 83.88% in the same period in 2019. The change in gross margin was because the higher gross margin product accounted for a higher proportion of sales for the nine months ended September 30, 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $722,588 for the nine months ended September 30, 2020, representing an increase of $73,790, or 11.37%, as compared to $648,798 for the nine months ended September 30, 2019. The increase in selling, general and administrative expenses was primarily attributable to the increase in the marketing expense of $187,500 as a result of Sales Collaboration Agreement.

Income (loss) from operations

Income from operations was $526,899 for the nine months ended September 30, 2020 compared to loss from operations of $121,291 for the nine months ended September 30, 2019, representing an increase in income of $648,190. Such increase was primarily due to the increase in sales.

Other income (loss)

Other loss was $13,186 for the nine months ended September 30, 2020, reflecting an income decrease of $22,623, compared to other income of $9,437 for the nine months September 30, 2019. The decrease was mainly attributable to the loss on investment in equity securities.

Net Income (loss)

As a result of the above factors, our net income was $513,713 for the nine months ended September 30, 2020, as compared to net loss of $111,854 for the nine months ended September 30, 2019, representing an increase in income of $625,567.

Liquidity and Capital Resources

Cash and cash equivalents were $174,609 at September 30, 2020 and $295,594 at December 31, 2019. Our total current assets were $2,983,245 at September 30, 2020, as compared to $2,819,688 at December 31, 2019. Our total current liabilities were $517,068 at September 30, 2020, as compared to $221,694 at December 31, 2019.

We had a working capital of $2,466,177 on September 30, 2020, compared to the working capital of $2,597,994 on December 31, 2019. The decrease in working capital was primarily attributable to the decrease in cash and cash equivalents and increase in accounts payable.

Net cash used in operating activities was $394,364 during the nine months ended September 30, 2020, as compared to $24,000 for the nine months ended September 30, 2019. The increase in net cash used in operating activities in the amount of $370,364 was primary attributable to the increase in security deposits and other assets and account payable, partially offset by the increase in net income and the decrease in advance to suppliers.

Net cash used in investing activities was $2,194 during the nine months ended September 30, 2020, as compared to $933 for the nine months ended September 30, 2019. The increase in net cash used in investing activities was due to the slight increase in the acquisition of property, plant and equipment.

Net cash provided by financing activities was $271,126 during the nine months ended September 30, 2020, as compared to $0 for the nine months ended September 30, 2019. The increase in net cash provided by financing activities was due to the proceeds from related party payable and borrowing.

As a result of the above factors, net decrease in cash and cash equivalents were $120,985 for the nine months ended September 30, 2020, as compared to $24,112 for the nine months ended September 30, 2019.

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

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell

Long-term Equity Investment

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the nine months ended September 30, 2020:
Water purifier machine	$1,181,007
Automobile carbon reduction machine	131,882
Nutrition supplement	70,629
Software	33,508
Total	$1,417,026

Revenue by Geography

For the nine months ended September 30, 2020:
Asia Pacific	$1,417,026
Total	$1,417,026

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

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $3,852 and $5,424 for the nine months ended September 30, 2020 and 2019, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

15

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

Net Income Per Share

Basic income per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period..

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2020.

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

EOS Inc.

Date: January 25, 2021	By:	/s/ He-Siang Yang
He-Siang Yang
Principal Executive Officer, Principal Financial Officer, President and Chairman of the Board

