Form 10-K
period 2020-12-31
EOS INC.
filed 2021-04-15
CIK 1651958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The number of shares of registrant’s common stock outstanding, as of April 12, 2021 was 74,122,997.

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

Yu-Hsiang Chia is the branch manager of EITB. Mr. Chia holds 1,080,817 shares of the Company’s common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real property. Our principal executive office is presently located at 7F.-1, No. 162, Sec. 2, Zhongshan N. Rd., Zhongshan District, Taipei City 10452, Taiwan (Republic of China). EOS’s Taiwan branch and Emperor Star operate from this Taipei location. Taiwan. Emperor Star and EOS Taiwan Branch entered into the office leases which commenced on June 15, 2019 and terminated on September 28, 2020.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the OTCQB under the symbol “EOSS.” There has not been any significant trading to date in the Company’s common stock. The table below presents the high and low bid for our common stock for each quarter for the years ended December 31, 2020 and 2019. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	High	Low
Year ended December 31, 2020
1st Quarter	$1.00	$1.00
2nd Quarter	$1.50	$1.50
3rd Quarter	$1.50	$1.50
4th Quarter	$3.25	$3.25

Year ended December 31, 2019
1st Quarter	$3.50	$0.65
2nd Quarter	$2.50	$1.10
3rd Quarter	$2.50	$1.45
4th Quarter	$2.40	$1.49

There were approximately 178 holders of record of our common stock as of April 13, 2021.

Common Stock

As of April 13, 2021, the outstanding number of shares of our common stock was 74,122,997. All our outstanding common shares are legally issued, fully paid and non-assessable.

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

Outstanding Stock Options, Warrants and Convertible Securities

We have no outstanding stock options, warrants or convertible securities as of December 31, 2020.

Equity Compensation Plans, Bonus Plans

As of December 31, 2020, we had no equity incentive plans outstanding. We have no Compensation Committee.

Pension Benefits

As of December 31, 2020, we did not have any defined benefit pension plans.

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

General Business Overview

EOS Inc. markets and distributes a variety of consumer products selected based on its understanding of the demand for each of its products. EOS conducts its business primarily in Asia, including the People’s Republic of China (“PRC”), Taiwan, Singapore and Malaysia. The principal products that EOS markets and sells through its subsidiaries include Nine Layer Transformation Hair Cream, Deep Seawater Mineral Extract, and Lifegenes & Youthgenes. Nine Layer Transformation Hair Cream is hair-coloring product that darkens the user’s hair color to brown or black while nourishing the hair. Deep Seawater Mineral Extract is a dietary supplement that is designed to enhance the overall health and appearance of the consumer. Both Lifegenes and Youthgenes are dietary supplements designed to improve the consumer’s health. In addition to the four major products, EOS also sells and distributes other dietary supplements and skin care products from time to time as it deems profitable. During the year ended December 31, 2020, the net sales of dietary supplements and skin care products were $57,154, which represented approximately 10.14% of the total net sales for that period.

On April 30, 2018, we, through our Emperor Star, started purchasing a type of water purifying machines from Cosminergy Hitech Development Co., Ltd. (“Cosminergy”) and reselling the water purifying machines in certain Asian areas and countries. The sales generated from selling the water purifying machines for the year ended December 31, 2020 and 2019 were $321,808 and $769,592, respectively, accounting for approximately 57.08% and 33.61% of the total revenue of the said period, respectively.

In November 2019, we started the marketing, promotion, sales and distribution of certain electrical noise suppressing device (the “Calibrator”) globally provided by Ultra Velocity Technology Ltd. (“Ultra Velocity”), a corporation formed under the laws of Taiwan, based on an exclusive patent licensing and distribution agreement (the “Ultra Velocity Agreement”) between Ultra Velocity and us. However, due to the outbreak of coronavirus (“COVID-19”) in mainland China, Ultra Velocity and we terminated the Ultra Velocity Agreement in March 2020 and intended to redefine the cooperation model between the respective parties. During the year ended December 31, 2020, the net sales of calibrator was $143,987, which represented approximately 25.54% of the total net sales for that period.

In addition, we provided inventory, membership and business management software that designed by CKS Information Co., Ltd. to our customers in the fiscal year of 2019. During the year ended December 31, 2020 and 2019, the software business line generated $40,802 and $102,437 respectively, accounting for approximately 7.24% and 4.47% of the total net sales for that period.

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

On April 12, 2021, the Company, A-Best, and Ing-Ming Lai, a Taiwanese individual and the majority shareholder of A-Best, entered into a termination agreement (the “Termination Agreement”) to terminate the agreement of Strategic Alliance Agreement (the “Strategic Alliance Agreement”) dated March 2, 2020. In the agreement, Ing-Ming Lai has proceed to effect a return of a total of 10,000,000 shares in EOS INC, back to the company.

The Board of Directors of this Corporation authorized the return of the 10,000,000 EOSS shares from Ing Ming Lai.

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

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long-lived assets currently exist as of December 31, 2020 and 2019.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the year ended December 31, 2020:
Nutrition supplement	$57,154
Water purifier machine	321,808
Automobile carbon reduction machine	143,987
Software	40,802
Total	$563,751

Revenue by Geography

For the year ended December 31, 2020:
Asia Pacific	$563,751
Total	$563,751

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $22,840 and $39,645 for the year ended December 31, 2020 and 2019, respectively.

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $5,377 and $7,051 for the year ended December 31, 2020 and 2019, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Net Income Per Share

Basic income per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. For the year ended December 31, 2020 and 2019, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted income per share is not presented.

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

Concentration of Credit Risk

Cash and cash equivalents: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”). The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of December 31, 2020, the Company had approximately $13,916 in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

Customers: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the year ended December 31, 2020, two customers accounted for more than 10% of the Company’s total revenues, representing approximately 67% and 18% of its total revenues, and 55% and 30% of accounts receivable in aggregate at December 31, 2020.

Customer	Net sales for the year ended December 31, 2020	Accounts receivable balance as of December 31, 2020
A	$378,458	$79,206
B	100,478	-
C	-	43,177

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

For the year ended December 31, 2020, four suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 39%, 24%, 23% and 10% of total net purchase, and 0%, 98%, 0% and 0% of accounts payable in aggregate at December 31, 2020, respectively:

Supplier	Net purchase for the year ended December 31, 2020	Accounts payable balance as of December 31, 2020
A	$191,514	$-
B	$119,514	$18,079
C	$114,395	$-
D	$51,623	$-

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

Results of Operations

The following presents the consolidated results of the Company for the years ended December 31,2020 and December 31,2019.

Net Revenue:

Net revenue was $563,751 for the year ended December 31, 2020, representing a decrease of $1,725,792, or 75.38%, as compared to $2,289,543 for the year ended December 31, 2019. The decrease was primarily due to the decrease in sales of water purifying machines.

Cost of Sales:

Cost of sales was $81,717 for the year ended December 31, 2020, representing a decrease of $193,746 or 70.33%, as compared to $275,463 for the year ended December 31, 2019. Such decrease was mainly due to the decrease in the sales of water purifying machines.

Gross Profit:

Gross profit was $482,034 for the year ended December 31, 2020, compared to $2,014,080 for the same period in 2019. Gross profit as a percentage of net sales was 85.50% for the year ended December 31, 2020, compared to 87.97% in the same period in 2019. The change in gross margin was because the higher gross margin product accounted for a higher proportion of sales for the year ended December 31, 2020.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $1,913,683 for the year ended December 31, 2020, representing an increase of $1,007,861 or 111%, as compared to $905,822 for the year ended December 31, 2019. The increase in selling, general and administrative expenses was primarily attributable to the increase in bad debt expense of approximately $973,910.

Income (Loss) from Operations:

Loss from operations was $1,431,649 for the year ended December 31, 2020 compared to income from operations of $1,108,258 for the year ended December 31, 2019, representing a decrease of $2,539,907 or -229%. Such decrease was primarily due to the decrease in sales, and the increase in bad debt expenses.

Other Income (expenses):

Other loss was $7,509 for the year ended December 31, 2020, reflecting an decrease of $18,982 or 72%, compared to other loss of $26,491 for the year ended December 31, 2019. The decrease was mainly attributable to the decrease in foreign currency exchange.

Net Income (Loss):

As a result of the above factors, we had net loss was $1,439,158 for the year ended December 31, 2020, as compared to net income of $1,081,767 for the year ended December 31, 2019, representing a decrease in income of $2,520,925 or -233%.

Liquidity and Capital Resources

Cash and cash equivalents were $122,482 at December 31, 2020 and $295,594 at December 31, 2019. Our total current assets were $965,567 at December 31, 2020, as compared to $2,819,688 at December 31, 2019. Our total current liabilities were $563,534 at December 31, 2020, as compared to $221,694 at December 31, 2019.

We had a working capital of $402,033 on December 31, 2020, compared to the working capital of $2,597,994 on December 31, 2019. The decrease in working capital was primarily attributable to the decrease in cash and cash equivalents and increase in accounts payable.

Net cash used in operating activities was $373,598 during the year ended December 31, 2020, as compared to net cash from operating activities $265,176 for the year ended December 31, 2019. The decrease in net cash used in operating activities in the amount of $638,774 was primary attributable to the increase in security deposits and other assets and account payable, partially offset by the decrease in net income and advance to suppliers.

Net cash used in investing activities was $2,218 during the year ended December 31, 2020, as compared to $1,818 for the year ended December 31, 2019. The increase in net cash used in investing activities was due to the slight increase in the acquisition of property, plant and equipment.

Net cash provided by financing activities was $166,014 during the year ended December 31, 2020, as compared to $0 for the year ended December 31, 2019. The increase in net cash provided by financing activities was due to the proceeds from related party payable and borrowing.

Net change in cash and cash equivalents was a decrease of $173,112 for the year ended December 31, 2020, as compared to $259,464 for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EOS Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EOS Inc. and subsidiaries (the “Company”) as of December 31, 2020, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition Assessment

As described in Note 1 to the consolidated financial statements, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.

We identified the revenue recognition assessment as a critical audit matter. A high degree of auditor judgment was required in assessing the reasonable assurance for collection of payment from inventory transfer.

The following are the primary procedures we performed to address this critical audit matter.

•	We inquired the Company’s collection policy for its account receivable.
•	We reviewed collection of accounts receivable from sales in prior years. In addition, we also reviewed subsequent receipt after end of 2020 for transactions of inventory transfer in 2020.
•	Besides goods transfer, we accessed other transactions between the Company and certain customer.

Yichien Yeh, CPA

We have served as the Company’s auditor since 2021.

Oakland Gardens, New York
April 15, 2021

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EOS Inc. and its subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of EOS Inc. and its subsidiaries ( “the Company”) as of December 31, 2019, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with the U.S. generally accepted accounting principles in the United States of America.

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

Diamond Bar, California

April 8, 2020

KCCW Accountancy Corp. 3333 South Brea Canyon Rd. Suite 206, Diamond Bar, CA 91765, USA Tel: +1 909 348 7228 • Fax: +1 909 895 4155 • info@kccwcpa.com

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019

Assets

Current Assets
Cash and cash equivalents	$122,482	$295,594
Accounts receivable	175,766	2,177,124
Inventory, net	449,227	10,541
Advance to suppliers	191,633	317,280
Prepaid expenses and other current assets	26,459	19,149
Total current assets	965,567	2,819,688

Property and equipment, net	8,175	7,719
Operating lease right-of-use assets	-	34,979
Security deposits	1,113,010	127,534
Long-term investment	-	20,751
Total Assets	$2,086,752	$3,010,671

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$18,415	$2,045
Accrued expenses	81,359	74,281
Due to shareholders	107,791	96,114
Income tax payable	105,969	25,837
Other current liabilities	250,000
Operating lease liabilities – current	-	23,417
Total current liabilities	563,534	221,694

Long-term loan	166,985	-
Operating lease liabilities – noncurrent	-	11,562
Total liabilities	730,519	233,256

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 74,122,997 shares issued and outstanding as of December 31, 2020 and December 31, 2019	74,123	74,123
Additional paid-in capital	112,425	112,425
Retained earnings	1,058,090	2,577,898
Accumulated other comprehensive income	87,051	12,969
Total stockholders’ equity	1,331,689	2,777,415
Noncontrolling Interest	24,544	-
Total Equity	1,356,233	2,777,415

Total Liabilities and Stockholders’ Equity	$2,086,752	$3,010,671

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2020	2019
Net sales	$563,751	$2,289,543

Cost of sales	81,717	275,463

Gross profit	482,034	2,014,080

Selling, general and administrative expenses	1,913,683	905,822

Income (loss) from operations	(1,431,649)	1,108,258

Other income (expense)
Interest income (expense)	(339)	74
Other income (expense)	2,428	18
Gain (loss) on foreign currency exchange	11,152	(14,908)
Gain (loss) on investment in equity securities	(20,750)	(11,675)
Total other income (expense)	(7,509)	(26,491)

Income (loss) before income tax provision	(1,439,158)	1,081,767

Income tax provision	92,357	-

Net Income (loss)	$(1,531,515)	$1,081,767

Other Comprehensive Income (Loss):
Net income (loss) attributable to non-controlling interests	$(11,707)	$-
Net income (loss) attributable to EOS and subsidiaries	(1,519,808)	1,081,767
Foreign currency translation adjustment, net of tax	76,381	24,434
Comprehensive Income (loss)	$(1,455,134)	$1,106,201

Net income per share:
Basic and diluted	$0.00	$0.02

Weighted average number of common shares:
Basic and diluted	74,122,997	70,177,792

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balance at December 31, 2018	$64,122,997	$64,123	$90,000	$1,496,131	$(11,465)	$-	$1,638,789
Common shares issued in exchange for investment in equity securities	10,000,000	10,000	22,425	-	-	-	32,425
Foreign currency translation adjustment	-	-	-	-	24,434	-	24,434
Net income	-	-	-	1,081,767	-	-	1,081,767
Balance at December 31, 2019	74,122,997	74,123	112,425	2,577,898	12,969	-	2,777,415
Stock-based compensation	-	-	-	-	-	-	-
Contributions from noncontrolling interests	-	-	-	-	-	33,952	33,952
Foreign currency translation adjustment	-	-	-	-	74,082	2,299	76,381
Net income	-	-	-	(1,519,808)	-	(11,707)	(1,531,515)
Balance at December 31, 2020	74,122,997	$74,123	$112,425	$1,058,090	$87,051	$24,544	$1,356,233

The accompanying notes are an integral part of these consolidated financial statements

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(1,531,515)	$1,081,767
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,269	1,916
Loss on investment in equity securities	20,750	11,675
Loss (gain) on foreign currency exchange	(11,152)	14,908
Stock-based compensation	-	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	2,021,794	(344,219)
Decrease (increase) in inventory	(420,468)	(3,074)
Decrease (increase) in advance to suppliers	139,772	(282,115)
Decrease (increase) in security deposits and other assets	(937,531)	(111,794)
Increase (decrease) in accounts payable	15,483	(44,417)
Increase (decrease) in accrued expenses	2,208	6,273
Increase (decrease) in income tax payable	74,792	(13,561)
Increase (decrease) in due to shareholders	-	(52,183)
Increase (decrease) in other current liabilities	250,000	-
Net cash used in operating activities	(373,598)	265,176

Cash flows from Investing activities
Purchase of equipment	(2,218)	(1,818)
Net cash used in investing activities	(2,218)	(1,818)

Cash flows from Financing activities
Proceeds from (Repayment to) related party payable	6,772	-
Proceeds from (Repayment to) borrowings	159,242	-
Proceeds from investments by noncontrolling interests in subsidiary		-
Net cash provided by financing activities	166,014	-

Effect of exchange rate changes on cash and cash equivalents	36,690	(3,894)
Net decrease in cash and cash equivalents	(173,112)	259,464

Cash and Cash Equivalents
Beginning	295,594	36,130
Ending	$122,482	$295,594
Supplemental Disclosure of Cash Flows
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$-	$8,125

Non-cash financing and investing activities
Common shares issued in exchange for investment in equity securities	$-	$32,425

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDAED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The functional currency of the subsidiaries in Taiwan is the New Taiwan dollars and the subsidiary in People’s Republic of China is the Chinese Yuan, or Renminbi; however, the accompanying consolidated financial statements have been translated and presented in United States Dollars ($). In the accompanying consolidated financial statements and notes, “$”, “US$” and “U.S. dollars” mean United States dollars, “NT$” and “NT dollars” mean New Taiwan dollars, and “RMB” means Chinese Yuan, or Renminbi

Use of Estimates

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

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally is five years. Depreciation expense is $2,269 and $1,916 for the years ended December 31, 2020 and 2019, respectively.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long-lived assets currently exist as of December 31, 2020 and 2019.

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

Revenue Recognition

During the fiscal year 2018, the Company has adopted FASB Accounting Standards Codification (“ASC”), Topic 606 (“ASC 606”), Revenue from Contracts with Customers, using the modified retrospective method to all contracts that were not completed as of January 1, 2018. The Company recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of accumulated deficit at the beginning of 2018. The results for the Company’s reporting periods beginning on and after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Based on the Company’s review of existing sales contracts as of January 1, 2018, the Company concluded that the adoption of the new guidance did not have a significant change on the Company’s revenue during all periods presented

Pursuant to ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines is within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration the Company is entitled to in exchange for the goods or services the Company transfers to the customers. At inception of the contract, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the year ended December 31, 2020:
Nutrition supplement	$57,154
Water purifier machine	321,808
Automobile carbon reduction machine	143,987
Software	40,802
Total	$563,751

Revenue by Geography

For the year ended December 31, 2020:
Asia Pacific	$563,751
Total	$563,751

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

The adoption of ASC 842 had no substantial impact on the Company’s consolidated balance sheets. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. Accordingly, adoption of this standard resulted in the recognition of operating lease right-of-use assets of $8,235 and operating lease liabilities of $8,235 on the consolidated balance sheet as of January 1, 2019. The adoption of ASC 842 did not result in a cumulative-effect adjustment to the opening balance of retained earnings. As of December 31, 2020, there was no operating lease right-of-use assets and operating lease liabilities.

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $22,840 and $39,645 for the year ended December 31, 2020 and 2019, respectively.

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $5,377 and $7,051 for the years ended December 31, 2020 and 2019, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Net Income Per Share

Basic income per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. For the year ended December 31, 2020 and 2019, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted income per share is not presented.

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

Concentration of Credit Risk

Cash and cash equivalents: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”). The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of December 31, 2020, the Company had approximately $13,916 in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

 Customers: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the year ended December 31, 2020, two customers accounted for more than 10% of the Company’s total revenues, representing approximately 67% and 18% of its total revenues, and 55% and 30% of accounts receivable in aggregate at December 31, 2020.

Customer	Net sales for the year ended December 31, 2020	Accounts receivable balance as of December 31, 2020
A	$378,458	$79,206
B	100,478	-
C	-	43,177

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

For the year ended December 31, 2020, four suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 39%, 24%, 23% and 10% of total net purchase, and 0%, 98%, 0% and 0% of accounts payable in aggregate at December 31, 2020, respectively:

Supplier	Net purchase for the year ended December 31, 2020	Accounts payable balance as of December 31, 2020
A	$191,514	$-
B	$119,514	$18,079
C	$114,395	$-
D	$51,623	$-

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

* Related party transactions (See Note 5).

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

As of 31 December, 2020, operating lease expense was $24,304. Future lease payable was $1,969.

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

On May 26, 2020, EOS Inc. increased its investment in Emperor Star by $134,004 (NTD$4,000,000). The Company also received the contributions to Emperor Star from non-controlling interests in the amount of $33,398 (NTD$1,000,000). As a result, the Company owns 83% equity interest of Emperor Star as of December 31, 2020, which is no longer a wholly-owned subsidiary.

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

As of December 31, 2020 and December 31, 2019, the Company has paid $1,030,000 and $120,000 to Shuang Hua, respectively, and are recorded as security deposits. Due to Covid-19 in 2020, the Company has not started its business plan with the exclusive copyright and distribution agreement.

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

Sales to Fortune King amounted to $378,458 and $ 2,171,766 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and December 31, 2020, accounts receivable from Fortune King was $79,206 and $ 2,151,192, respectively.

Due to shareholders

 The Company has advanced funds from its directors and shareholders for working capital purposes. As of December 31, 2020 and December 31, 2019 there were $107,791 and $96,114 advance outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after thirty days of written notice by the director and shareholder.

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

Note 7. INCOME TAXES

United States

EOS, Inc. is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. As of December 31, 2020, the Company had net operating loss carry forwards of $1,531,515 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100% valuation allowance has offset deferred tax asset resulting from the net operating losses.

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

People’s Republic of China (“PRC”)

Under the Enterprise Income Tax (“EIT”) Law of the PRC, the standard EIT rate is 25%. The PRC subsidiary of the Company is subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. No provision for income taxes have been made as Maosong had no taxable income as of and for the year ended December 31, 2020.

Provision for income tax consists of the following:

	For the Years Ended December 31,
	2020	2019
Current income tax
U.S.	$-	$-
Taiwan	92,357	-
PRC	-	-
Sub total	92,357	-

Deferred income tax
U.S.
Deferred tax assets for NOL carry forwards	(59,256)	(4,521)
Valuation allowance	59,256	4,521
Net changes in deferred income tax (benefit)	-	-
Total income tax provision	$92,357	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Years Ended December31,
	2020	2019

U.S. statutory income tax rate	21%	21%
Taiwan unified income tax rate	20%	20%
PRC standard EIT rate	25%	25%
Changes in valuation allowance	(46)%	(66)%
Other	(20)%	-%
Effective combined income tax rate	0%	0%

Significant components of the Company’s deferred taxes as of December 31, 2020 and December 31, 2019 were as follows:

	December 31,	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$177,784	$116,077
Less: Valuation allowance	(177,784)	(116,077)
Deferred tax assets, net	$-	$-

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

Copyright and Distribution Agreement

On November 21, 2019, the Company and Shuang Hua International Culture Media Co, Ltd. (“Shuang Hua”), a corporation formed under laws of Taiwan, entered into an exclusive copyright and distribution agreement (the “Agreement”), pursuant to which, subject to the terms and condition therein, Shuang Hua granted the Company an exclusive right to produce, market, distribute and sell the bilingual films and electronic books of which the copyrights owned by Shuang Hua. In accordance to the agreement, the Company shall pay Shuang Hua a refundable deposit of in the aggregate amount of $2,894,000, before December 31, 2021. As of December 31, 2020, the Company has paid $1,030,000 to Shuang Hua.

Note 9. SUBSEQUENT EVENTS

Reversed stock split

The Company's board of directors and stockholders authorized a reverse stock split of its outstanding common stock at a ratio of 1-for-1000 without any change in the par value per share which will become effective upon approval by FINRA.

Return of EOSS shares

On April 12, 2021, the Company, A-Best, and Ing-Ming Lai, a Taiwanese individual and the majority shareholder of A-Best, entered into a termination agreement (the “Termination Agreement”) to terminate the agreement of Strategic Alliance Agreement (the “Strategic Alliance Agreement”) dated March 2, 2020. In the agreement, Ing-Ming Lai has proceed to effect a return of a total of 10,000,000 shares in EOS Inc, back to the Company.

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of December 31, 2020 have been incorporated into these consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

******

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Report of Internal Control over Financial Reporting

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020, the end of the year covered by this annual report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who is the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and our very limited staff, our disclosure controls were not effective as of December 31, 2020, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure. This Annual Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions and (iv) the absence of any independent directors. Therefore, our internal controls over financial reporting were not effective as of December 31, 2020.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Director and Executive Officer of the Company

Name	Age	Position

He-Siang Yang	69	Chief Executive Officer (“CEO”), President, Secretary, Treasurer and Chairman of the Board(1)
Yu-Cheng Yang	41	Director and General Manager(2)
Lai-Chen Kwok	77	Director(3)

__________
(1) Mr. Yang will serve as a director until the next annual shareholder meeting.
(2) Mr. Yang will serve as a director until the next annual shareholder meeting.
(3) Mr. Kwok will serve as a director until the next annual shareholder meeting

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

From 2008 through 2015, Mr. Kwok served as a financial planner at Prudential Hong Kong Limited, a Hong Kong insurance company.

On April 3, 2017, Mr. Kwok was appointed as a Director of the Company.

Yu-Hsiang Chia, Branch Manager of EITB and Director of Emperor Star

Mr. Yu-Hsiang Chia, 52, graduated from Fu Jen University located in New Taipei City, Taiwan, with a bachelor’s degree in Japanese. From 2013 to 2016, Mr. Chia served as a vice president of Advantage Universal Limited Co., a Taiwan company, which was in the business of distribution of imported products. From 2016 to present, Mr. Chia serves as a vice president of Emperor Star International Trade Co., Ltd., which was in the business of distribution of supplements and cleaning products. Mr. Chia’s main duties include management and business oversight. In June 2017, Mr. Chia became the branch manager of Emperor Star.

Mr. Chia owns 1,081,317 shares of the Company’s common stock.

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

We were not aware of any securities transaction during the fiscal year ended December 31, 2020, or subsequent thereto that would require a filing pursuant to Section 16 of the Securities Exchange Act of 1934, as amended was not reported accordingly.

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

Item 11. Executive Compensation.

EXECUTIVE SUMMARY COMPENSATION TABLE BY THE COMPANY

Name and Principal Position	Year	Salary FY ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

He Siang Yang,	2020		-	-	-	-	-	-	-
CEO, President, Secretary,	2019	58,235	-	-	-	-	-	-	58,235
Treasurer, and Director(1)

Yu Cheng Yang,	2020	229,042	-	-	-	-	-	-	229,042
Director and General Manager(1)	2019	171,494	-	-	-	-	-	-	171,494

Lai Chen Kwok,	2020	-	-	-	-	-	-	-	-
Director(1)	2019	-	-	-	-	-	-	-	-

Yu-Hsiang Chia,	2020	29,683	-	-	-	-	-	-	29,683
Branch Manager(1)	2019	26,319	-	-	-	-	-	-	26,319

____________
(1) We have not entered into any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of common stock beneficially owned as of April 13, 2021 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares and the address of each person is c/o EOS Inc.

The Company

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially owned (1)
Officers and directors as a group
Yu Cheng Yang	30,000,000	40.47%
He Siang Yang	10,000,000	13.49%
Lai Chen Kwok	900,500	1.21%
All officers and directors as a group (3 person)	40,900,500	55.17%
5% or more shareholders
Ing-Ming Lai	10,000,000	13.49%
Total	50,900,500	68.67%

Beneficial ownership percentages are calculated based on shares of common stock issued and outstanding and is based on a total of 74,122,997 shares of common stock that were issued and outstanding as of April 13, 2021. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 13, 2021. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

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

Sales to Fortune King amounted to $378,458 and $ 2,171,766 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and December 31, 2020, accounts receivable from Fortune King was $77,243 and $ 2,151,192, respectively.

Due to shareholders

The Company has advanced funds from its directors and shareholders for working capital purposes. As of December 31, 2020 and December 31, 2019 there were $107,791 and $96,114 advance outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after thirty days of written notice by the director and shareholder.

Director Independence

None of our directors is deemed “Independent” as defined by the NASDAQ Marketplace Rules and meets the independence standards set forth in Rule 10A-3 of the Exchange Act.

Item 14. Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by KCCW Accountancy Corp.

	Year Ended December 31, 2020	Year Ended December 31, 2019

Audit Fees	$35,000	20,000

Tax Fees	-	1,000
All Other Fees	-
Total	$35,000	21,000

Audit Fees consist of fees billed for the annual audit of our consolidated financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2020, is compatible with maintaining the auditor’s independence.

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

_____________

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

[1]	Incorporated by reference to Exhibits 3.1 and 3.2 to the Company’s Form S-1 filed on September 10, 2015 and Exhibit 3.4 to the Company’s Form S-1 Amendment No. 1 filed on October 21, 2015.
[2)	Incorporated by reference to Exhibit 3.3 to the Company’s Form S-1 filed on September 10, 2015.
[3]	Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 13, 2019.
[4]	Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on August 13, 2019
[5]	Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on August 13, 2019
[6]	Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 26, 2019.
[7]	Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on March 5, 2020.
[8]	Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 1, 2020.

Item 16. 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOS Inc.

Dated: April 15, 2021	By:	/s/ He-Siang Yang
He-Siang Yang
Principal Executive Officer Principal Financial Officer President and Chairman of the Board

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

EOS Inc.

Signature	Title	Date

/s/ He-Siang Yang	Principal Executive Officer, Principal Financial Officer	April 15, 2021
He-Siang Yang	President and Chairman of the Board

/s/ Yu Cheng Yang	Director	April 15, 2021
Yu Cheng Yang

/s/ Lai Chen Kwok	Director	April 15, 2021
Lai Chen Kwok

