Form 10-Q
period 2021-03-31
EOS INC.
filed 2021-05-18
CIK 1651958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2021

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

The number of shares of registrant’s common stock outstanding, as of May 14, 2021 is 74,123.

Securities registered pursuant to Section 12(b) of the Act: None.

2

 FINANCIAL STATEMENT SCHEDULES

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2021	2020

Assets

Current Assets
Cash and cash equivalents	$41,983	$122,482
Accounts receivable	427,808	175,766
Inventory, net	438,345	449,227
Advance to suppliers	174,481	191,633
Prepaid expenses and other current assets	24,080	26,459
Total current assets	1,106,697	965,567

Property and equipment, net	9,025	8,175
Operating lease right-of-use assets	-	-
Security deposits	1,097,389	1,113,010
Long-term investment	-	-
Total Assets	$2,213,111	$2,086,752

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$6,459	$18,415
Accrued expenses	374,006	81,359
Due to shareholders	169,299	107,791
Income tax payable	104,481	105,969
Other current liabilities	-	250,000
Operating lease liabilities – current	-	-
Total current liabilities	654,245	563,534

Long-term loan	153,735	166,985
Operating lease liabilities – noncurrent	-	-
Total liabilities	807,980	730,519

Commitments and Contingencies	-	-

Stockholders' Equity
Common stock, $0.001 par value; 575,000,000 shares authorized, 74,123 shares issued and outstanding as of March 31, 2021 and December 31, 2020	74	74
Additional paid-in capital	186,474	186,474
Retained earnings	1,127,026	1,058,090
Accumulated other comprehensive income	63,537	87,051
Total stockholders' equity	1,377,111	1,331,689
Noncontrolling Interest	28,020	24,544
Total Equity	1,405,131	1,356,233

Total Liabilities and Stockholders' Equity	$2,213,111	$2,086,752

 The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
Net sales	$336,241	$732,726

Cost of sales	19,759	92,823

Gross profit	316,482	639,903

Selling, general and administrative expenses	238,450	302,079

Income from operations	78,032	337,824

Other income (expense)
Interest income (expense)	(4)	1
Other income (expense)	(5,102)	5
Gain (loss) on foreign currency exchange	-	18,240
Gain (loss) on investment in equity securities	-	(2,839)
Total other income (expense)	(5,106)	15,407

Income (loss) before income tax provision	72,926	353,231

Income tax provision	-	-

Net Income (loss)	$72,926	$353,231

Other Comprehensive Income (Loss):
Net income (loss)	$-	$353,231
Net income (loss) attributable to non-controlling interests	3,990	-
Net income (loss) attributable to EOS and subsidiaries	68,936	-
Foreign currency translation adjustment, net of tax	(24,028)	(19,331)
Comprehensive Income (loss)	$48,898	$333,900

Net income per share:
Basic and diluted	$0.00	$0.00

Weighted average number of common shares:
Basic and diluted	74,123	74,123

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balance at December 31, 2020	74,123	$74	$186,474	$1,058,090	$87,051	$24,544	$1,356,233
Foreign currency translation adjustment	-	-	-		(23,514)	(514)	(24,028)
Net income	-	-	-	68,936	-	3,990	72,926
Balance at March 31, 2021	74,123	$74	$186,474	$1,127,026	$63,537	$28,020	1,405,131

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balance at December 31, 2019	74,123	$74	$124,794	$2,577,898	$12,969	$-	$2,715,735
Stock-based compensation	-	-	62,500	-	-	-	62,500
Foreign currency translation adjustment	-	-	-	-	(19,331)	-	(19,331)
Net income	-	-	-	353,231	-	-	353,231
Balance at March 31, 2020	74,123	$74	$187,294	$2,931,129	$(6,362)	$-	$3,112,135

The accompanying notes are an integral part of these consolidated financial statements

F-4

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$72,926	$353,231
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	543	552
Loss on investment in equity securities		2,839
Loss (gain) on foreign currency exchange		(18,240)
Stock-based compensation		62,500
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(258,172)	115,112
Decrease (increase) in inventory	5,503	(5,023)
Decrease (increase) in advance to suppliers	14,684	22,878
Decrease (increase) in security deposits and other assets	2,037	(648,477)
Increase (decrease) in accounts payable	(261,877)	(1,333)
Increase (decrease) in accrued expenses	293,492	36,208
Increase (decrease) in due to shareholders	-	1,986
Net cash provided by (used in) operating activities	(130,864)	(77,767)

Cash flows from Investing activities
Purchase of equipment	(1,523)	(1,092)
Net cash used in investing activities	(1,523)	(1,092)

Cash flows from Financing activities
Proceeds from (Repayment to) related party payable	63,522	-
Proceeds from (Repayment to) borrowings	(11,073)	-
Proceeds from investments by noncontrolling interests in subsidiary	-	-
Net cash provided by financing activities	52,449	-

Effect of exchange rate changes on cash and cash equivalents	(561)	(6,963)
Net decrease in cash and cash equivalents	(80,499)	(85,822)

Cash and Cash Equivalents
Beginning	122,482	295,594
Ending	$41,983	$209,772
Supplemental Disclosure of Cash Flows
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDAED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data were derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements, footnote disclosures, and other information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally is five years. Depreciation expense is $543 and $552 for the three months ended March 31, 2021 and 2020, respectively.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long-lived assets currently exist as of March 31, 2021 and December 31, 2020.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the three months ended March 31, 2021:
Water purifier machine	$336,241
Automobile carbon reduction machine	-
Nutrition supplement	-
Software	-
Total	$336,241

For the three months ended March 31, 2020:
Water purifier machine	$582,956
Automobile carbon reduction machine	125,218
Nutrition supplement	17,837
Software	6,715
Total	$732,726

Revenue by Geography

For the three months ended March 31, 2021:
Asia Pacific	$336,241
Total	$336,241

For the three months ended March 31, 2020:
Asia Pacific	$732,726
Total	$732,726

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $349 and $9,055 for the three months ended March 31, 2021 and 2020, respectively.

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $1,558 and $1,392 for the three months ended March 31, 2021 and 2020, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Net Income Per Share

Basic income per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. For the three months ended March 31, 2021 and 2020, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted income per share is not presented.

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

Concentration of Credit Risk

Cash and cash equivalents: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”). The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of March 31, 2021, the Company had approximately $0 in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

 Customers: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the three months ended March 31, 2021, one customer accounted for more than 10% of the Company’s total revenues, representing approximately 100% of its total revenues, and 79% of accounts receivable in aggregate at March 31, 2021.

Customer	Net sales for the three months ended March 31, 2021	Accounts receivable balance as of March 31, 2021
A	$336,241	$336,241

For the three months ended March 31, 2020, one customer accounted for more than 10% of the Company’s total revenues, representing approximately 88% of its total revenues, and 99% of accounts receivable in aggregate at March 31, 2020.

Customer	Net sales for the three months ended March 31, 2020	Accounts receivable balance as of March, 2020
A	$645,204	$2,046,713

Suppliers: The Company’s inventory is purchased from various suppliers.

For the three months ended March 31, 2021, two suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 10% and 90% of total net purchase, and 100% of accounts payable in aggregate at March 31, 2021, respectively:

Supplier	Net purchase for the three months ended March 31, 2021	Accounts payable balance as of March 31, 2021
A	$-	$-
B	$-	$6,459
C	$-	$-
D	$1,404	$-
E	$12,637	$-

For the three months ended March 31, 2020, three suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 50%, 34% and 10% of total net purchase, and 0% of accounts payable in aggregate at March 31, 2020, respectively:

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

As of 31 March, 2021, operating lease expense was $6,100. Future lease payable was $7,721.

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

As of March 31, 2021 and December 31 2020, the Company has paid $1,030,000 and $1,030,000 to Shuang Hua, respectively, and are recorded as security deposits. Due to Covid-19 in 2020, the Company has not started its business plan with the exclusive copyright and distribution agreement.

Note 5. RELATED PARTY TRANSACTIONS

Due to shareholders

The Company has advanced funds from its directors and shareholders for working capital purposes. As of March 31, 2021 and December 31, 2020 there were $169,299 and $107,791 advance outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after thirty days of written notice by the director and shareholder.

Note 6. STOCKHOLDERS’ EQUITY

On March 31, 2021, the Company's board of directors and stockholders authorized a reverse stock split of its outstanding common stock at a ratio of 1-for-1000 without any change in the par value per share which will become effective on April 7, 2021 upon approval by FINRA. The financial statements have been retrospectively adjusted accordingly to reflect this reverse stock split.

On March 16,2021, the authorized shares of common stock were increased from 75,000,000 to 575,000,000 shares and the par value remains at $0.0001.

On June 1, 2020, the Company and Fortune King entered into a sales collaboration agreement (the “Sales Collaboration Agreement”), pursuant to which, subject to the terms and condition therein, Fortune King agreed to provide promotional and marketing service of the Company’s products within six years from January 2020, to December 2025. Fortune King is obligated to perform such service regardless of whether the Company sells products to Fortune King during the designated period. In accordance with the Sales Collaboration Agreement and in consideration for the service provided by Fortune King, the Company shall issue 3,000,000 shares of common stock to Fortune King for the promotional and marketing service of $1,500,000. The 3,000,000 shares were issued on December 29, 2020.

Note 7. INCOME TAXES

United States

EOS, Inc. is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. As of March 31, 2021, the Company had net operating loss carry forwards of $72,926 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100% valuation allowance has offset deferred tax asset resulting from the net operating losses.

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

People’s Republic of China (“PRC”)

Under the Enterprise Income Tax (“EIT”) Law of the PRC, the standard EIT rate is 25%. The PRC subsidiary of the Company is subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. No provision for income taxes have been made as Maosong had no taxable income as of and for the three months ended March 31, 2021.

Provision for income tax consists of the following:

	For the Three Months Ended March 31,
	2021	2020
Current income tax
U.S.	$-	$-
Taiwan	-	-
PRC	-	-
Sub total	-	-

Deferred income tax
U.S.
Deferred tax assets for NOL carryforwards	(13,264)	(14,064)
Valuation allowance	13,264	14,064
Net changes in deferred income tax (benefit)	-	-
Total income tax provision	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Three Months Ended March 31,
	2021	2020

U.S. statutory income tax rate	21%	21%
Taiwan unified income tax rate	20%	20%
PRC standard EIT rate	25%	25%
Changes in valuation allowance	(46)%	(46)%
Other	(20)%	(20)%
Effective combined income tax rate	0%	0%

Significant components of the Company’s deferred taxes as of March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$191,048	$177,784
Less: Valuation allowance	(191,048)	(177,784)
Deferred tax assets, net	$-	$-

Note 8. COMMITMENTS AND CONTINGENCIES

Sales Collaboration Agreement

On June 1, 2020, the Company and Fortune King entered into a sales collaboration agreement (the “Sales Collaboration Agreement”), pursuant to which, subject to the terms and condition therein, Fortune King agreed to provide promotional and marketing service of the Company’s products within six years from January 2020, to December 2025. Fortune King is obligated to perform such service regardless of whether the Company sells products to Fortune King during the designated period. In accordance with the Sales Collaboration Agreement and in consideration for the service provided by Fortune King, the Company shall issue 3,000,000 shares of common stock to Fortune King for the promotional and marketing service of $1,500,000. The 3,000,000 shares were issued on December 29, 2020.

The Company recognized the stock-based compensation of marketing expenses based on quarterly basis, with a quarterly marketing expenses of $62,500, total up have 24 quarters.

Copyright and Distribution Agreement

On November 21, 2019, the Company and Shuang Hua International Culture Media Co, Ltd. (“Shuang Hua”), a corporation formed under laws of Taiwan, entered into an exclusive copyright and distribution agreement (the “Agreement”), pursuant to which, subject to the terms and condition therein, Shuang Hua granted the Company an exclusive right to produce, market, distribute and sell the bilingual films and electronic books of which the copyrights owned by Shuang Hua. In accordance to the agreement, the Company shall pay Shuang Hua a refundable deposit of in the aggregate amount of $2,894,000, before December 31, 2021. As of March 31, 2021, the Company has paid $1,030,000 to Shuang Hua.

Note 9. SUBSEQUENT EVENTS

Reversed stock split

The Company's board of directors and stockholders authorized a reverse stock split of its outstanding common stock at a ratio of 1-for-1000 without any change in the par value per share which will become effective upon approval by FINRA.

Return of EOSS shares

On April 12, 2021, the Company, A-Best, and Ing-Ming Lai, a Taiwanese individual and the majority shareholder of A-Best, entered into a termination agreement (the “Termination Agreement”) to terminate the agreement of Strategic Alliance Agreement (the “Strategic Alliance Agreement”) dated March 2, 2020. In the agreement, Ing-Ming Lai has proceeded to return a total of 10,000,000 shares in EOS Inc, back to the Company.

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of March 31, 2021 have been incorporated into these consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

General Business Overview

EOS Inc. markets and distributes a variety of consumer products selected based on its understanding of the demand for each of its products. EOS conducts its business primarily in Asia, including the People’s Republic of China (“PRC”), Taiwan, Singapore and Malaysia. The principal products that EOS markets and sells through its subsidiaries include Nine Layer Transformation Hair Cream, Deep Seawater Mineral Extract, and Lifegenes & Youthgenes. Nine Layer Transformation Hair Cream is hair-coloring product that darkens the user’s hair color to brown or black while nourishing the hair. Deep Seawater Mineral Extract is a dietary supplement that is designed to enhance the overall health and appearance of the consumer. Both Lifegenes and Youthgenes are dietary supplements designed to improve the consumer’s health. In addition to the four major products, EOS also sells and distributes other dietary supplements and skin care products from time to time as it deems profitable. During the three months ended March 31, 2021, the net sales of dietary supplements and skin care products were $0, which represented approximately 0% of the total net sales for that period.

On April 30, 2018, we, through our Emperor Star, started purchasing a type of water purifying machines from Cosminergy Hitech Development Co., Ltd. (“Cosminergy”) and reselling the water purifying machines in certain Asian areas and countries. The sales generated from selling the water purifying machines for the three months ended March 31, 2021 and 2019 were $336,240 and $582,956, respectively, accounting for approximately 100% and 76.56% of the total revenue of the said period, respectively.

In November 2019, we started the marketing, promotion, sales and distribution of certain electrical noise suppressing device (the “Calibrator”) globally provided by Ultra Velocity Technology Ltd. (“Ultra Velocity”), a corporation formed under the laws of Taiwan, based on an exclusive patent licensing and distribution agreement (the “Ultra Velocity Agreement”) between Ultra Velocity and us. However, due to the outbreak of coronavirus (“COVID-19”) in mainland China, Ultra Velocity and we terminated the Ultra Velocity Agreement in March 2020 and intended to redefine the cooperation model between the respective parties. During the three months ended March 31, 2021, the net sales of calibrator was $0, which represented approximately 0% of the total net sales for that period.

In addition, we provided inventory, membership and business management software that designed by CKS Information Co., Ltd. to our customers in the fiscal year of 2019. During the three months ended March 31, 2021 and 2019, the software business line generated $0 and $6,715 respectively, accounting for approximately 0% and 0.92% of the total net sales for that period.

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

On April 12, 2021, the Company, A-Best, and Ing-Ming Lai, a Taiwanese individual and the majority shareholder of A-Best, entered into a termination agreement (the “Termination Agreement”) to terminate the agreement of Strategic Alliance Agreement (the “Strategic Alliance Agreement”) dated March 2, 2020. In the agreement, Ing-Ming Lai has proceeded to return of a total of 10,000,000 shares in EOS INC, back to the company.

The Board of Directors of this Corporation authorized the return of the 10,000,000 EOSS shares from Ing Ming Lai.

Results of Operation – For the three months ended March 31, 2021 compared to the three months ended March 31, 2020

Net sales

Net sales were $336,241 for three months ended March 31, 2021, representing a decrease of $401,485, or 54.11%, as compared to $732,726 for the three months ended March 31, 2020. The decrease was primarily due to the COVID-19 outbreak which have a material and adverse impacts on the Company’s business operations and its financial condition, including but not limited to material negative impact to the Company’s total revenues. Since late March 2020, due to restrictions on domestic and international travels and uncertainty of the pandemic, the company’s revenue substantially decreased.

Cost of sales

Cost of sales was $19,759 for the three months ended March 31, 2021, representing a decrease of $73,064 or 78.71%, as compared to $92,823 for the three months ended March 31, 2020.

Gross profit

Gross profit was $316,482 for the three months ended March 31, 2021, compared to $639,903 for the same period in 2020. Gross profit as a percentage of net sales was 94.12% for the three months ended March 31, 2021, compared to 87.33% in the same period in 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $238,450 for the three months ended March 31, 2021, representing a decrease of $63,629 or 21.06%, as compared to $302,079 for the three months ended March 31, 2020. The decrease in selling, general and administrative expenses was primarily attributable to the adverse impacts on the Company’s business operations due to COVID-19.

Income (loss) from operations

Income from operations was $78,032 for the three months ended March 31, 2021 compared to income from operations of $337,824 for the three months ended March 31, 2020, representing a decrease in income of $259,792, or 76.90%. Such decrease was primarily due to the decrease in sales, and the decrease in selling, general and administrative expenses.

Other income (loss)

Other income (loss) was $(5,106) for the three months ended March 31, 2021, reflecting an decrease of $20,513, or 133.14%, compared to other income (loss) of $15,407 for the three months March 31, 2020. The decrease was mainly attributable to the decrease in gain on foreign currency exchange.

Net loss

As a result of the above factors, our net income was $72,926 for the three months ended March 31, 2021, as compared to net income of $353,231 for the three months ended March 31, 2020, representing a decrease in income of $280,305 or 79.35%.

Liquidity and Capital Resources

Cash and cash equivalents were $41,983 at March 31, 2021 and $122,482 at December 31, 2020. Our total current assets were $1,106,697 at March 31, 2021, as compared to $965,567 at December 31, 2020. Our total current liabilities were $654,245 at March 31, 2021, as compared to $563,534 at December 31, 2020.

We had a working capital of $452,452 on March 31, 2021, compared to the working capital of $402,033 on December 31, 2020. The increase in working capital was primarily attributable to the increase in accounts receivable and decrease in accounts payable.

Net cash used in operating activities was $130,864 during the three months ended March 31, 2021, as compared to $77,767 for the three months ended March 31, 2020. The increase in net cash used in operating activities in the amount of $53,097 was primary attributable to the decrease in accounts receivable and accounts payable, offset by the increase in accrued expenses and the decrease in net income.

Net cash used in investing activities was $1,523 during the three months ended March 31, 2021, as compared to $1,092 for the three months ended March 31, 2020. The increase in net cash used in investing activities was due to the slight increase in the acquisition of property, plant and equipment.

Net cash provided by financing activities was $52,449 during the three months ended March 31, 2021, as compared to $0 for the three months ended March 31, 2020. The increase in net cash provided by financing activities was due to the proceeds from related party payable and borrowing.

As a result of the above factors, net decrease in cash and cash equivalents were $80,449 for the three months ended March 31, 2021, as compared to $85,822 for the three months ended March 31, 2020.

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

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally is five years. Depreciation expense is $543 and $449 for the three months ended March 31, 2021 and 2020, respectively.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long-lived assets currently exist as of March 31, 2021 and December 31,2020.

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $349 and $9,055 for the three months ended March 31, 2021 and 2020, respectively.

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $1,558 and $1,392 for the three months ended March 31, 2021 and 2020, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Net Income Per Share

Basic income per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. For the three months ended March 31, 2021 and 2020, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted income per share is not presented.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2021.

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

EOS Inc.

Date: May 17, 2021	By:	/s/ He-Siang Yang
He-Siang Yang
Principal Executive Officer, Principal Financial Officer, President and Chairman of the Board

21