Form 10-Q
period 2021-06-30
EOS INC.
filed 2021-08-16
CIK 1651958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2021

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

The number of shares of registrant’s common stock outstanding, as of August 6, 2021 is 65,254.

Securities registered pursuant to Section 12(b) of the Act: None.

2

FINANCIAL STATEMENT SCHEDULES

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2021	2020

Assets

Current Assets
Cash and cash equivalents	$60,344	$122,482
Accounts receivable	349,728	175,766
Inventory, net	520,648	449,227
Advance to suppliers	178,015	191,633
Prepaid expenses and other current assets	15,348	26,459
Total current assets	1,124,083	965,567

Property and equipment, net	8,641	8,175
Security deposits	1,119,617	1,113,010
Long-term investment	-	-
Total Assets	$2,252,341	$2,086,752

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$967	$18,415
Other payable and accrued expenses	426,688	81,359
Due to shareholders	230,252	107,791
Income tax payable	53,279	105,969
Other current liabilities	-	250,000
Short-term loan	176,185	-
Operating lease liabilities – current	-	-
Total current liabilities	887,371	563,534

Long-term loan	145,686	166,985
Operating lease liabilities – noncurrent	-	-
Total liabilities	1,033,057	730,519

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value; 575,000,000 shares authorized, 65,254 and 74,123 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	65	74
Additional paid-in capital	153,072	186,474
Retained earnings	946,013	1,058,090
Accumulated other comprehensive income	95,907	87,051
Total stockholders’ equity	1,195,057	1,331,689
Noncontrolling Interest	24,227	24,544
Total Equity	1,219,284	1,356,233

Total Liabilities and Stockholders’ Equity	$2,252,341	$2,086,752

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2021	2020	2021	2020
Net sales	$336,778	$826,733	$537	$94,007

Cost of sales	19,791	107,014	32	14,191

Gross profit	316,987	719,719	505	79,816

Selling, general and administrative expenses	505,246	533,148	266,796	231,069

Income from operations	(188,259)	186,571	(266,291)	(151,253)

Other income (expense)
Interest income (expense)	(217)	148	(213)	147
Other income (expense)	(8,478)	10	(3,376)	5
Gain (loss) on foreign currency exchange	-	(16,900)	-	(35,140)
Gain (loss) on investment in equity securities	33,411	(20,750)	33,411	(17,911)
Total other income (expense)	24,716	(37,492)	29,822	(52,899)

Income (loss) before income tax provision	(163,543)	149,079	(236,469)	(204,152)

Income tax provision	(50,959)	-	(50,959)

Net Income (loss)	$(112,584)	$149,079	$(185,510)	(204,152)

Other Comprehensive Income (Loss):
Net income (loss) attributable to non-controlling interests	$(507)	$(8,732)	$(4,497)	$(8,732)
Net income (loss) attributable to EOS and subsidiaries	(112,077)	-	(181,013)	(195,420)
Foreign currency translation adjustment, net of tax	9,046	24,068	33,074	43,399
Comprehensive Income (loss)	$(103,538)	$181,879	$(152,436)	$(152,021)

Net income per share:
Basic and diluted	$0.00	$0.00	0.00	0.00

Weighted average number of common shares:
Basic and diluted	68,671	74,123	73,066	74,123

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balance at December 31, 2020	74,123	$74	$186,474	$1,058,090	$87,051	$24,544	$1,356,233
Foreign currency translation adjustment	-	-	-		(23,514)	(514)	(24,028)
Net income	-	-	-	68,936	-	3,990	72,926
Balance at March 31, 202174,123	74,123	$74	$186,474	$1,127,026	$63,537	$28,020	1,405,131
Cancellation of common stock	(10,000)	(10)	(33,401)				(33,411)
Reverse Stock Split Adjustment	1,131	1	(1)				-
Foreign currency translation adjustment	-	-	-	-	32,370	704	33,074
Net income	-	-	-	(181,013)	-	(4,497)	(185,510)
Balance at June 30, 2021	65,254	$74	$153,072	946,013	$95,907	$24,227	1,219,284

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balance at December 31, 2019	74,123	$74	$124,794	$2,577,898	$12,969	$-	$2,715,735
Stock-based compensation	-	-	62,500	-	-	-	62,500
Foreign currency translation adjustment	-	-	-	-	(19,331)	-	(19,331)
Net income	-	-	-	353,231	-	-	353,231
Balance at March 31, 2020	74,123	$74	$187,294	$2,931,129	$(6,362)	$-	$3,112,135
Stock-based compensation	-	$-	62,500	$-	$-	$-	$62,500
Contributions from noncontrolling interest	-	$-	-	$-	$-	$33,398	$33,398
Foreign currency translation adjustment	-	$-	-	$-	$43,399	$-	$43,399
Net loss	-	$-	-	$(195,420)	$-	$(8,732)	$(204,152)
Balance at June 30, 2020	74,123	$74	249,794	$2,735,709	$37,037	$24,666	$3,047,280

The accompanying notes are an integral part of these consolidated financial statements

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$(112,584)	$149,079
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,109	1,138
Loss on investment in equity securities	(33,411)	20,750
Loss (gain) on foreign currency exchange	-	16,900
Stock-based compensation	-	125,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(172,549)	327,793
Decrease (increase) in inventory	(68,886)	(50,143)
Decrease (increase) in advance to suppliers	14,707	39,695
Decrease (increase) in security deposits and other assets	11,232	(879,458)
Increase (decrease) in accounts payable	(267,501)	(2,038)
Increase (decrease) in accrued expenses	344,947	25,990
Increase (decrease) in income tax payable	(53,146)	(9,893)
Increase (decrease) in due to shareholders	-	8,197
Net cash provided by (used in) operating activities	(336,082)	(226,990)

Cash flows from Investing activities
Purchase of equipment	(1,525)	(1,095)
Net cash used in investing activities	(1,525)	(1,095)

Cash flows from Financing activities
Proceeds from (Repayment to) related party payable	153,396	-
Proceeds from (Repayment to) borrowings	121,561	-
Proceeds from investments by noncontrolling interests in subsidiary	-	33,300
Net cash provided by financing activities	274,957	33,300

Effect of exchange rate changes on cash and cash equivalents	512	(8,957)
Net decrease in cash and cash equivalents	(62,138)	(203,742)

Cash and Cash Equivalents
Beginning	122,482	295,594
Ending	$60,344	$91,852
Supplemental Disclosure of Cash Flows
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$-	$9,893

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

On March 1, 2019, EOS(BVI) set up a wholly-owned subsidiary, Shanghai Maosong Co., Ltd (“Maosong”), under the laws of People’s Republic of China. Maosong is in the business of marketing and distribution of various products, including nutrition supplements, skin care products, and water purifiers in China. On April 22, 2020, EOS(BVI) ownership in Maosong was changed to 83.33%, and Maosong’s registered capital was increased to $185.80 million (CNY 1.2billion).

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

The functional currency of the subsidiaries in Taiwan is the New Taiwan dollars and the subsidiary in People’s Republic of China is the Chinese Yuan, or Renminbi; however, the accompanying consolidated financial statements have been translated and presented in United States Dollars ($). In the accompanying consolidated financial statements and notes, “$”, “US$” and “U.S. dollars” mean United States dollars, “NT$” and “NT dollars” mean New Taiwan dollars, and “CNY” means Chinese Yuan.

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

Property and Equipment

Property and equipment are carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally is five years. Depreciation expense is $1,109 and $1,138 for the six months ended June 30, 2021 and 2020, respectively.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long-lived assets currently exist as of June 30, 2021 and December 31, 2020.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the six months ended June 30, 2021:
Water purifier machine	$336,778
Automobile carbon reduction machine	-
Nutrition supplement	-
Software	-
Total	$336,778
For the six months ended June 30, 2021:
Water purifier machine	$336,778
Automobile carbon reduction machine	-
Nutrition supplement	-
Software	-
Total	$336,778

Revenue by Geography

For the six months ended June 30, 2021:
Asia Pacific	$336,778
Total	$336,778

For the six months ended June 30, 2020:
Asia Pacific	$826,733
Total	$826,733

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $350 and $17,645 for the six months ended June 30, 2021 and 2020, respectively.

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $3,122 and $2,584 for the six months ended June 30, 2021 and 2020, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Net Income Per Share

Basic income per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. For the six ended June 30, 2021 and 2020, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted income per share is not presented.

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

Concentration of Credit Risk

Cash and cash equivalents: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”). The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of June 30, 2021, the Company had approximately $0 in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

Customers: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the six months ended June 30, 2021, one customer accounted for more than 10% of the Company’s total revenues, representing approximately 100% of its total revenues, and 95% of accounts receivable in aggregate at June 30, 2021.

Customer	Net sales For the six months ended June 30, 2021	Accounts receivable balance as of June 30, 2021
A	$336,778	$330,853

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

For the six months ended June 30, 2021, two suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 14.49% and 80.38% of total net purchase, and 0% of accounts payable in aggregate at June 30, 2021, respectively:

Supplier	Net purchase for the six months ended June 30, 2021	Accounts payable balance as of June 30, 2021
A	$-	$-
B	$-	$-
C	$-	$-
D	$12,851	$-
E	$71,274	$-

For the six months ended June 30, 2020, three suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 39%, 31% and 22% of total net purchase, and 0% of accounts payable in aggregate at June 30, 2020, respectively:

Supplier	Net purchase for the six months ended June 30, 2020	Accounts payable balance as of June 30, 2020
A	$60,547	$-
B	$49,300	$-
C	$34,000	$-

Foreign-currency Transactions

Foreign-currency transactions are recorded in New Taiwan dollars (“NTD”) and Chinese Yuan (“CNY”) at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into New Taiwan dollars and Chinese Yuan, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On the balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income except for those foreign currencies denominated investments in shares of stock where such differences are accounted for as translation adjustments under stockholders’ equity.

Translation Adjustment

The accounts of the Company’s subsidiaries were maintained, and their financial statements were expressed in New Taiwan Dollar (“NTD”) and Chinese Yuan (“CNY”). Such financial statements were translated into U.S. Dollars (“$” or “USD”) in accordance ASC 830, “Foreign Currency Matters”, with the NTD and CNY as the functional currency. According to the Statement, all assets and liabilities are translated at the current exchange rate, common stock and additional paid-in capital are translated at the historical rates, and income statement items are translated at an average exchange rate for the period. The resulting translation adjustments are reported under accumulated other comprehensive income (loss) as a component of stockholders’ equity.

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

Note 2. LEASE

The Company has no finance leases. The Company has terminated an office facility lease with Wanhong Enterprise Co., Ltd on September 28, 2020. The Company has entered into new lease agreement with Xiuling Huang on September 29, 2020 for the period of approximately 9 months. After the lease term expired on June 14, 2021, the Company has entered into new lease agreement with Xiuling Huang on June 15, 2021 for the period of 1 year.

As of June 30, 2021, operating lease expense was $21,844. Future lease payable was $24,630.

Note 3. LONG-TERM INVESTMENT

On January 15, 2019, the Company, A-Best Wire Harness & Components Co., Ltd. (“A-Best” or the “Investee”), a company formed under the laws of Taiwan, and Mr. Ing-Ming Lai, a Taiwanese individual and the majority shareholder of A-Best, entered into an investment cooperation agreement (the “Investment Cooperation Agreement”), pursuant to which the Company issued 10,000 shares of its common stock to Mr. Ing-Ming Lai to purchase twenty percent (20%) of the issued and outstanding equity in A-Best. On May 24, 2019, the Company consummated the shareholder registration of A-Best with the Investment Commission of Ministry of Economic Affairs of Taiwan and issued 10,000 shares of its common stock to Mr. Ing-Ming Lai to acquire 20% of the issued and outstanding equity in A-Best.

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

Furthermore, subject to the terms and conditions of the Strategic Alliance Agreement, A-Best has granted the Company the exclusive sale and distribution right of A-Best’s micro-ceramic speakers in the world for one (1) year (the “Term”), which may be renewed with mutual consent of the Parties two months prior to the expiration of the Term, while A-Best retains its own right to sell and distribute the micro-ceramic speakers on its own. In consideration for the exclusive distribution right of A-Best’s speakers under the Strategic Alliance Agreement, the Company agreed to have A-Best keep the Company’s 10,000 shares of common stock issued under the Investment Cooperation Agreement and the Company may keep the revenue and profits generated from the sale of A-Best speakers until the total revenue from such speakers reaches $15 million U.S. dollars.

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

On April 12, 2021, A-Best, and Mr. Ing-Ming Lai entered into a termination agreement (the “Termination Agreement”) to terminate the agreement of Strategic Alliance Agreement dated March 2, 2020. In the agreement, Ing-Ming Lai has proceeded to return a total of 10,000 shares in EOS Inc, back to the Company.

The Board of Directors of this Corporation authorized the return of the 10,000 EOSS shares from Ing Ming Lai.

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

As of June 30, 2021 and December 31 2020, the Company has paid $1,030,000 and $1,030,000 to Shuang Hua, respectively, and are recorded as security deposits. Due to Covid-19 in 2020, the Company has not started its business plan with the exclusive copyright and distribution agreement.

Note 5. RELATED PARTY TRANSACTIONS

Due to shareholders

The Company has advanced funds from its directors and shareholders for working capital purposes. As of June 30, 2021 and December 31, 2020 there were $230,252 and $107,791 advance outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after thirty days of written notice by the director and shareholder.

Note 6. STOCKHOLDERS’ EQUITY

On April 12, 2021, A-Best, and Mr. Ing-Ming Lai entered into a termination agreement (the “Termination Agreement”) to terminate the agreement of Strategic Alliance Agreement dated March 2, 2020. In the agreement, Ing-Ming Lai has proceeded to return a total of 10,000 shares in EOS Inc, back to the Company.

On March 31, 2021, the Company’s board of directors and stockholders authorized a reverse stock split of its outstanding common stock at a ratio of 1-for-1000 without any change in the par value per share which became effective on April 7, 2021 upon approval by FINRA. The number of shares and price per share in the financial statements have been retrospectively adjusted accordingly to reflect this reverse stock split.

On March 16, 2021, the authorized shares of common stock were increased from 75,000,000 to 575,000,000 shares and the par value remains at $0.001.

On June 1, 2020, the Company and Fortune King entered into a sales collaboration agreement (the “Sales Collaboration Agreement”), pursuant to which, subject to the terms and condition therein, Fortune King agreed to provide promotional and marketing service of the Company’s products within six years from January 2020, to December 2025. Fortune King is obligated to perform such service regardless of whether the Company sells products to Fortune King during the designated period. In accordance with the Sales Collaboration Agreement and in consideration for the service provided by Fortune King, the Company shall issue 3,000 shares of common stock to Fortune King for the promotional and marketing service of $1,500,000. The 3,000 shares were issued on December 29, 2020.

Note 7. INCOME TAXES

United States

EOS, Inc. is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. As of June 30, 2021, the Company had net operating loss carry forwards of $92,380 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100% valuation allowance has offset deferred tax asset resulting from the net operating losses.

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

People’s Republic of China (“PRC”)

Under the Enterprise Income Tax (“EIT”) Law of the PRC, the standard EIT rate is 25%. The PRC subsidiary of the Company is subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. No provision for income taxes have been made as Maosong had no taxable income as of and for the six months ended June 30, 2021.

Provision for income tax consists of the following:

	For the Six Months Ended June 30,
	2021	2020
Current income tax
U.S.	$-	$-
Taiwan	-	-
PRC	-	-
Sub total	-	-

Deferred income tax
U.S.
Deferred tax assets for NOL carryforwards	(19,340)	(28,019)
Valuation allowance	19,340	28,019
Net changes in deferred income tax (benefit)	-	-
Total income tax provision	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Six Months Ended

U.S. statutory income tax rate	21%	21%
Taiwan unified income tax rate	20%	20%
PRC standard EIT rate	25%	25%
Changes in valuation allowance	(46)%	(46)%
Other	(20)%	(20)%
Effective combined income tax rate	0%	0%

Significant components of the Company’s deferred taxes as of June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$197,124	$177,784
Less: Valuation allowance	(197,124)	(177,784)
Deferred tax assets, net	$-	$-

Note 8. COMMITMENTS AND CONTINGENCIES

Sales Collaboration Agreement

On June 1, 2020, the Company and Fortune King entered into a sales collaboration agreement (the “Sales Collaboration Agreement”), pursuant to which, subject to the terms and condition therein, Fortune King agreed to provide promotional and marketing service of the Company’s products within six years from January 2020, to December 2025. Fortune King is obligated to perform such service regardless of whether the Company sells products to Fortune King during the designated period. In accordance with the Sales Collaboration Agreement and in consideration for the service provided by Fortune King, the Company shall issue 3,000 shares of common stock to Fortune King for the promotional and marketing service of $1,500,000. The 3,000 shares were issued on December 29, 2020.

The Company recognized the stock-based compensation of marketing expenses based on quarterly basis, with a quarterly marketing expenses of $62,500, total up have 24 quarters.

Copyright and Distribution Agreement

On November 21, 2019, the Company and Shuang Hua International Culture Media Co, Ltd. (“Shuang Hua”), a corporation formed under laws of Taiwan, entered into an exclusive copyright and distribution agreement (the “Agreement”), pursuant to which, subject to the terms and condition therein, Shuang Hua granted the Company an exclusive right to produce, market, distribute and sell the bilingual films and electronic books of which the copyrights owned by Shuang Hua. In accordance to the agreement, the Company shall pay Shuang Hua a refundable deposit of in the aggregate amount of $2,894,000, before December 31, 2021. As of June 30, 2021, the Company has paid $1,030,000 to Shuang Hua.

Note 9. SUBSEQUENT EVENTS

On July 8, 2021, the board of directors of the Company amended its stock designation and the Company is authorized to issue 5,000,000 shares of Series A Preferred Stock with par value $0.001. Each stock is entitled to 1,000 votes of common stock without dividend rights.

On July 8, 2021, the Company issued 1,500,000 shares of Series A Preferred Stock to a related party.

On July 8, 2021, the Company issued 90,000,000 shares of Common Stock at $0.001 per share to convert outstanding debt owed to related parties in the amount of $90,000.

On July 13, 2021, the Corporation and its subsidiaries entered into a series of agreements to reorganize its structure and to develop its business by acquiring certain intellectual property and minority control interest of subsidiary. Pursuant to the agreements, the Company to issue 90,000,000 shares of Common Stock to the transferors. Upon completion of the transactions, EOS International Inc became a wholly controlled subsidiary of the Company.

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of June 30, 2021 have been incorporated into these consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Recent Developments

On March 31, 2021, the Company’s board of directors and stockholders authorized a reverse stock split of its outstanding common stock at a ratio of 1-for-1000 without any change in the par value per share which became effective on April 7, 2021 upon approval by FINRA. The number of shares and price per share in the report have been retrospectively adjusted accordingly to reflect this reverse stock split.

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

On March 1, 2019, EOS(BVI) set up a wholly-owned subsidiary, Shanghai Maosong Co., Ltd (“Maosong”), under the laws of People’s Republic of China. Maosong is in the business of marketing and distribution of various products, including nutrition supplements, skin care products, and water purifiers in China. On April 22, 2020, EOS(BVI) ownership in Maosong was changed to 83.33%, and Maosong’s registered capital was increased to $185.8million (CNY 1.2billion).

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

General Business Overview

EOS Inc. markets and distributes a variety of consumer products selected based on its understanding of the demand for each of its products. EOS conducts its business primarily in Asia, including the People’s Republic of China (“PRC”), Taiwan, Singapore and Malaysia. The principal products that EOS markets and sells through its subsidiaries include Nine Layer Transformation Hair Cream, Deep Seawater Mineral Extract, and Lifegenes & Youthgenes. Nine Layer Transformation Hair Cream is hair-coloring product that darkens the user’s hair color to brown or black while nourishing the hair. Deep Seawater Mineral Extract is a dietary supplement that is designed to enhance the overall health and appearance of the consumer. Both Lifegenes and Youthgenes are dietary supplements designed to improve the consumer’s health. In addition to the four major products, EOS also sells and distributes other dietary supplements and skin care products from time to time as it deems profitable. During the six months ended June 30, 2021, the net sales of dietary supplements and skin care products were $0, which represented approximately 0% of the total net sales for that period.

On April 30, 2018, we, through our Emperor Star, started purchasing a type of water purifying machines from Cosminergy Hitech Development Co., Ltd. (“Cosminergy”) and reselling the water purifying machines in certain Asian areas and countries. The sales generated from selling the water purifying machines for the six months ended June 30, 2021 and 2020 were $336,778 and $648,702, respectively, accounting for approximately 100% and 78.47% of the total revenue of the said period, respectively.

In November 2019, we started the marketing, promotion, sales and distribution of certain electrical noise suppressing device (the “Calibrator”) globally provided by Ultra Velocity Technology Ltd. (“Ultra Velocity”), a corporation formed under the laws of Taiwan, based on an exclusive patent licensing and distribution agreement (the “Ultra Velocity Agreement”) between Ultra Velocity and us. However, due to the outbreak of coronavirus (“COVID-19”) in mainland China, Ultra Velocity and we terminated the Ultra Velocity Agreement in March 2020 and intended to redefine the cooperation model between the respective parties. During the six months ended June 30, 2021, the net sales of calibrator was $0, which represented approximately 0% of the total net sales for that period.

In addition, we provided inventory, membership and business management software that designed by CKS Information Co., Ltd. to our customers in the fiscal year of 2019. During the six months ended June 30, 2021 and 2020, the software business line generated $0 and $13,448 respectively, accounting for approximately 0% and 1.63% of the total net sales for that period.

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

Acquisition of Control Interest in A-Best

On August 7, 2019, the Company, A-Best Wire Harness & Components Co., Ltd (“A-Best”), a company formed under the laws of Taiwan, and Ing-Ming Lai, a Taiwanese individual and the majority shareholder of A-Best, entered into a purchase agreement (the “Purchase Agreement”), pursuant to which, subject to the terms and conditions therein, the Company shall purchase thirty-one percent (31%) of the issued and outstanding equity interest in A-Best and as consideration, issue ten thousand (10,000) shares (the “Stock Consideration”) of its common stock (the “Common Stock”) to Ing-Ming Lai and pay Ing-Ming Lai fifty-five million (55,000,000) new Taiwanese dollars (“NTD”) (the “Cash Consideration”). The Company currently owns twenty percent (20%) of equity securities in A-Best, and will subsequently own a total of fifty-one percent (51%) of issued and outstanding A-Best shares when Ing-Ming Lai completes transferring his 31% of A-Best’s equity to the Company in accordance with the Purchase Agreement. Pursuant to the Purchase Agreement, the Company shall use its best efforts to obtain its shareholder approval to increase the number of authorized common stock to allow legal issuance of the Stock Consideration to Ing-Ming Lai no later than December 31, 2019. In addition, pursuant to the Purchase Agreement, the Company shall pay the Cash Consideration to Ing-Ming Lai if and only if the Company successfully completes an Initial Public Offering (the “IPO”) of its common stock, with gross proceeds of no less than $5,000,000 USD. The Purchase Agreement contains the customary confidentiality provision, representations and warranties. The Purchase Agreement also provides for mutual indemnification clauses. A-Best is a Taipei-based company that designs magnetic resonance speakers.

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

Furthermore, subject to the terms and conditions of the Strategic Alliance Agreement, A-Best has granted the Company the exclusive sale and distribution right of A-Best’s micro-ceramic speakers in the world for one (1) year (the “Term”), which may be renewed with mutual consent of the Parties two months prior to the expiration of the Term, while A-Best retains its own right to sell and distribute the micro-ceramic speakers on its own. In consideration for the exclusive distribution right of A-Best’s speakers under the Strategic Alliance Agreement, the Company agreed to have A-Best keep the Company’s 10,000 shares of common stock, par value $0.001 per share, issued under the Investment Cooperation Agreement and the Company may keep the revenue and profits generated from the sale of A-Best speakers until the total revenue from such speakers reaches $15 million U.S. dollars. This Strategic Alliance Agreement contains A-Best’s and Mr. Ing-Ming Lai’s joint representation regarding their intellectual property rights to A-Best ceramic speakers. For more information about this transaction and the Strategic Alliance Agreement, please refer to the current report on Form 8-K which was filed with the Securities and Exchange Commission on March 5, 2020.

On April 22, 2020, the Company returned 20% equity interest in A-Best to Mr. Ing-Ming Lai pursuant to the Strategic Alliance Agreement.

On November 25, 2019, the Company and Ultra Velocity Technology Ltd. (“Ultra Velocity”), a corporation formed under the laws of Taiwan, entered into an exclusive patent licensing and distribution agreement (the “Exclusive Patent Licensing and Distribution Agreement”), pursuant to which, subject to the terms and conditions therein, Ultra Velocity granted the Company an exclusive license to the patent (Patent M566970 registered in Taiwan) to its electrical noise suppressing device (the “Calibrator”) and the exclusive right to market, promote, distribute and sell the Calibrator globally. In accordance with the Agreement and in consideration for the exclusive patent license and distribution right to the Calibrator, the Company agreed to issue Ultra Velocity three thousand (3,000) restricted shares of its common stock after the execution of this Agreement and upon the shareholder approval to increase the number of authorized capital of the Company (the “Shareholder Approval”). The term of this Agreement was ten years, commencing from the dare thereof. However, on March 30, 2020, the Company and Ultra Velocity terminated the Exclusive Patent Licensing and Distribution Agreement via a mutually agreed written notice, effective March 24, 2020.

On April 12, 2021, the Company, A-Best, and Ing-Ming Lai, a Taiwanese individual and the majority shareholder of A-Best, entered into a termination agreement (the “Termination Agreement”) to terminate the agreement of Strategic Alliance Agreement (the “Strategic Alliance Agreement”) dated March 2, 2020. In the agreement, Ing-Ming Lai has proceeded to return of a total of 10,000 shares in EOS INC, back to the company.

The Board of Directors of this Corporation authorized the return of the 10,000 EOSS shares from Ing Ming Lai.

Risks Related to Doing Business in China

The recent state government interference into business activities on U.S. listed Chinese companies may negatively impact our operations.

Recently, the Chinese government announced that it would step up supervision of Chinese firms listed offshore. Under the new measures, China will improve regulation of cross-border data flows and security, crack down on illegal activity in the securities market and punish fraudulent securities issuance, market manipulation and insider trading, China will also check sources of funding for securities investment and control leverage ratios. The Cyberspace Administration of China (“CAC”) has also opened a cybersecurity probe into several U.S.-listed tech giants focusing on anti-monopoly, financial technology regulation and more recently, with the passage of the Data Security Law, how companies collect, store, process and transfer data. Our operations and business interests are in Taiwan and mainland China. If the Chinese government’s interference expands and by proxy, our business interests are affected, our operations may be negatively impacted although presently, there is no discernible immediate impact.

If our public accounting firm does not permit the Public Company Accounting Oversight Board (“PCAOB”) to inspect it within three years pursuant to the Holding Foreign Companies Accountable Act, we may be delisted.

The Holding Foreign Companies Accountable Act requires that the Public Company Accounting Oversight Board (“PCAOB”) be permitted to inspect our public accounting firm within three years. If our public accounting firm does not permit or the PCAOB is unable to conduct such an inspection, it may result in our delisting. Our current auditor and previous auditor are both PCAOB-registered. We are not aware of any reasons to believe or conclude that either one would not permit an inspection by PCAOB or that either one may not be subject to such inspection.

Results of Operation – For the three months ended June 30, 2021 compared to the three months ended June 30, 2020

Net sales

Net sales were $537 for three months ended June 30, 2021, representing a decrease of $93,470, or 99.43%, as compared to $94,007 for the three months ended June 30, 2020. The decrease was primarily due to the COVID-19 outbreak which have a material and adverse impacts on the Company’s business operations and its financial condition, including but not limited to material negative impact to the Company’s total revenues. Since late March 2020, due to restrictions on domestic and international travels and uncertainty of the pandemic, the company’s revenue substantially decreased.

Cost of sales

Cost of sales was $32 for the three months ended June 30, 2021, representing a decrease of $14,159 or 99.77%, as compared to $14,191 for the three months ended June 30, 2020.

Gross profit

Gross profit was $505 for the three months ended June 30, 2021, compared to $79,816 for the same period in 2020. Gross profit as a percentage of net sales was 94.04% for the three months ended June 30, 2021, compared to 84.90% in the same period in 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $266,796 for the three months ended June 30, 2021, representing an increase of $35,727 or 15.46%, as compared to $231,069 for the three months ended June 30, 2020.

Income (loss) from operations

Loss from operations was $266,291 for the three months ended June 30, 2021 compared to loss from operations of $151,253 for the three months ended June 30, 2020, representing a decrease in income of $115,038, or 76.06%. Such decrease was primarily due to the decrease in sales, and the increase in selling, general and administrative expenses.

Other income (loss)

Other income was $29,822 for the three months ended June 30, 2021, reflecting an increase of $82,721, or 156.38%, compared to other loss of $52,899 for the three months June 30, 2020. The increase was mainly attributable to the increase in gain on investment in equity securities.

Net loss

As a result of the above factors, our net loss was $185,510 for the three months ended June 30, 2021, as compared to net loss of $204,152 for the three months ended June 30, 2020, representing an increase in income of $18,642 or 9.13%.

Results of Operation – For the six months ended June 30, 2021 compared to the six months ended June 30, 2020

Net sales

Net sales were $336,778 for six months ended June 30, 2021, representing an decrease of $489,955, or 59.26%, as compared to $826,733 for the six months ended June 30, 2020. The decrease was primarily due to the COVID-19 outbreak which have a material and adverse impacts on the Company’s business operations and its financial condition, including but not limited to material negative impact to the Company’s total revenues. Since late March 2020, due to restrictions on domestic and international travels and uncertainty of the pandemic, the company’s revenue substantially decreased.

Cost of sales

Cost of sales was $19,791 for the six months ended June 30, 2021, representing a decrease of $87,223 or 81.51%, as compared to $107,014 for the six months ended June 30, 2020.

Gross profit

Gross profit was $316,987 for the six months ended June 30, 2021, compared to $719,719 for the same period in 2020. Gross profit as a percentage of net sales was 94.12% for the six months ended June 30, 2021, compared to 87.06% in the same period in 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $505,246 for the six months ended June 30, 2021, representing a decrease of $27,902 or 5.23%, as compared to $533,148 for the six months ended June 30, 2020.

Income (loss) from operations

Loss from operations was $188,259 for the six months ended June 30, 2021 compared to income from operations of $186,571 for the six months ended June 30, 2020, representing a decrease in income of $374,830, or 200.90%. Such decrease was primarily due to the decrease in sales.

Other income (loss)

Other income was $24,716 for the six months ended June 30, 2021, reflecting an increase of $62,208, or 165.92%, compared to other loss of $37,492 for the six months June 30, 2020. The decrease was mainly attributable to the decrease in loss on foreign currency exchange and loss on investment in equity securities.

Net loss

As a result of the above factors, our net loss was $112,584 for the six months ended June 30, 2021, as compared to net income of $149,079 for the six months ended June 30, 2020, representing a decrease in income of $261,663 or 175.52%.

Liquidity and Capital Resources

Cash and cash equivalents were $60,344 at June 30, 2021 and $122,482 at December 31, 2020. Our total current assets were $1,124,083 at June 30, 2021, as compared to $965,567 at December 31, 2020. Our total current liabilities were $887,371 at June 30, 2021, as compared to $563,534 at December 31, 2020.

We had a working capital of $236,712 on June 30, 2021, compared to the working capital of $402,033 on December 31, 2020. The increase in working capital was primarily attributable to the increase in accounts receivable and decrease in accounts payable.

Net cash used in operating activities was $336,082 during the six months ended June 30, 2021, as compared to $226,990 for the six months ended June 30, 2020. The increase in net cash used in operating activities in the amount of $109,092 was primary attributable to the decrease in accounts receivable and accounts payable, offset by the increase in security deposits and other assets and accrued expenses.

Net cash used in investing activities was $1,525 during the six months ended June 30, 2021, as compared to $1,095 for the six months ended June 30, 2020. The increase in net cash used in investing activities was due to the slight increase in the acquisition of property, plant, and equipment.

Net cash provided by financing activities was $274,957 during the six months ended June 30, 2021, as compared to $33,300 for the six months ended June 30, 2020. The increase in net cash provided by financing activities was due to the proceeds from related party payable and borrowings.

As a result of the above factors, net decrease in cash and cash equivalents were $62,138 for the six months ended June 30, 2021, as compared to $203,742 for the six months ended June 30, 2020.

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

The functional currency of the subsidiaries in Taiwan is the New Taiwan dollars and the subsidiary in People’s Republic of China is the Chinese Yuan, or Renminbi; however, the accompanying unaudited consolidated financial statements have been translated and presented in United States Dollars ($). In the accompanying unaudited consolidated financial statements and notes, “$”, “US$” and “U.S. dollars” mean United States dollars, “NT$” and “NT dollars” mean New Taiwan dollars, and “CNY” means Chinese Yuan,

Use of Estimates

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

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally is five years. Depreciation expense is $1,109 and $1,138 for the six months ended June 30, 2021 and 2020, respectively.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long-lived assets currently exist as of June 30, 2021 and December 31,2020.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the six months ended June 30, 2021:
Water purifier machine	$336,778
Automobile carbon reduction machine	-
Nutrition supplement	-
Software	-
Total	$336,778

For the six months ended June 30, 2020:
Water purifier machine	$648,702
Automobile carbon reduction machine	129,985
Nutrition supplement	34,598
Software	13,448
Total	$826,733

Revenue by Geography

For the six months ended June 30, 2021:
Asia Pacific	$336,778
Total	$336,778

For the six months ended June 30, 2020:
Asia Pacific	$826,733
Total	$826,733

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $350 and $17,645 for the six months ended June 30, 2021 and 2020, respectively.

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $3,122 and $2,584 for the six months ended June 30, 2021 and 2020, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Net Income Per Share

Basic income per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. For the six months ended June 30, 2021 and 2020, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted income per share is not presented.

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

Concentration of Credit Risk

Cash and cash equivalents: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”). The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of June 30, 2021, the Company had approximately $0 in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

Customers: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the six months ended June 30, 2021, one customer accounted for more than 10% of the Company’s total revenues, representing approximately 100% of its total revenues, and 95% of accounts receivable in aggregate at June 30, 2021.

Customer	Net sales for the six months ended June 30, 2021	Accounts receivable balance as of June 30, 2021
A	$336,778	$330,853

For the six months ended June 30, 2020, one customer accounted for more than 10% of the Company’s total revenues, representing approximately 85% of its total revenues, and 98% of accounts receivable in aggregate at June 30, 2020.

Customer	Net sales for the six months ended June 30, 2020	Accounts receivable balance as of June, 2020
A	$704,397	$1,801,027

Suppliers: The Company’s inventory is purchased from various suppliers.

For the six months ended June 30, 2021, two suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 14.49% and 80.38% of total net purchase, and 0% of accounts payable in aggregate at June 30, 2021, respectively:

Supplier	Net purchase for the six months ended June 30, 2021	Accounts payable balance as of June 30, 2021
A	$-	$-
B	$-	$-
C	$-	$-
D	$12,851	$-
E	$71,274	$-

For the six months ended June 30, 2020, three suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 39%, 31% and 22% of total net purchase, and 0% of accounts payable in aggregate at June 30, 2020, respectively:

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2021.

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

EOS Inc.

Date: August 16, 2021	By:	/s/ He-Siang Yang
He-Siang Yang
Principal Executive Officer, Principal Financial Officer, President and Chairman of the Board

