Form 10-Q
period 2021-09-30
EOS INC.
filed 2021-11-19
CIK 1651958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2021

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

The number of shares of registrant’s common stock outstanding, as of November 13, 2021 is 180,065,254.

Securities registered pursuant to Section 12(b) of the Act: None.

2

FINANCIAL STATEMENT SCHEDULES

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2021	2020

Assets

Current Assets
Cash and cash equivalents	$200,730	$122,482
Accounts receivable	243,933	175,766
Inventory, net	161,866	449,227
Advance to suppliers	277,441	191,633
Security deposits	1,122,835	-
Prepaid expenses and other current assets	23,042	26,459
Total current assets	2,029,847	965,567

Property and equipment, net	8,097	8,175
Security deposits	-	1,113,010

Total Assets	$2,037,944	$2,086,752

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$-	$18,415
Other payable and accrued expenses	47,851	81,359
Due to shareholders	19,281	107,791
Income tax payable	79,046	105,969
Other current liabilities	437,500	250,000
Short-term loan	79,339	-
Total current liabilities	663,017	563,534

Long-term loan	223,533	166,985
Total liabilities	886,550	730,519

Commitments and Contingencies		-

Stockholders’ Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized, 1,500,000 and zero shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	1,500	-
Common stock ($0.001 par value; 575,000,000 shares authorized, 180,065,254 and 74,123 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	180,065	74
Additional paid-in capital	41,030	186,474
Retained earnings	804,234	1,058,090
Accumulated other comprehensive income	100,338	87,051
Total stockholders’ equity	1,127,167	1,331,689
Non-controlling interest	24,227	24,544
Total Equity	1,151,394	1,356,233

Total Liabilities and Stockholders’ Equity	$2,037,944	$2,086,752

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2021	2020	2021	2020
Net sales	$886,020	1,417,026	549,242	590,293

Cost of sales	392,891	167,539	373,100	60,525

Gross profit	493,129	1,249,487	176,142	529,768

Selling, general and administrative expenses	782,242	722,588	276,996	189,440

Income from operations	(289,113)	526,899	(100,854)	340,328

Other income (expense)
Interest income (expense)	(1,043)	149	(826)	1
Other income (expense)	(48,676)	7,415	(40,198)	7,405
Gain (loss) on foreign currency exchange	-	-	-	16,900
Gain (loss) on investment in equity securities	33,411	(20,750)	-	-
Total other income (expense)	(16,308)	(13,186)	(41,024)	24,306

Income (loss) before income tax provision	(305,421)	513,713	(141,878)	364,634

Income tax provision	(51,058)	-	(99)	-

Net Income (loss)	$(254,363)	513,713	(141,779)	364,634

Other Comprehensive Income (Loss):
Net income (loss) attributable to non-controlling interests	$(507)	9,014	-	17,747
Net income (loss) attributable to EOS and subsidiaries	(253,856)	504,699	(141,779)	346,887
Foreign currency translation adjustment, net of tax	13,287	55,733	4,431	31,665
Comprehensive Income (loss)	$(240,569)	560,432	(137,348)	378,552

Net income per share:
Basic and diluted	$(0.01)	6.93	(0.00)	4.92

Weighted average number of common shares:
Basic and diluted	42,592,727	74,123	126,260,906	74,123

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Common Stock		Preferred Stock		Accumulated Additional Paid-in	Retained	Accumulated Other Comprehensive Income	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Interest	Total
Balance at December 31, 2020	74,123	$74	-	$-	$186,474	$1,058,090	$87,051	$24,544	$1,356,233
Foreign currency translation adjustment	-	-	-	-	-		(23,514)	(514)	(24,028)
Net income	-	-	-	-	-	68,936	-	3,990	72,926
Balance at March 31, 2021	74,123	$74	-	$-	$186,474	$1,127,026	$63,537	$28,020	1,405,131
Cancellation of common stock	(10,000)	(10)			(33,401)				(33,411)
Reverse Stock Split Adjustment	1,131	1			(1)				-
Foreign currency translation adjustment	-	-			-	-	32,370	704	33,074
Net income	-	-			-	(181,013)	-	(4,497)	(185,510)
Balance at June 30, 2021	65,254	$65	-	$-	$153,072	946,013	$95,907	$24,227	1,219,284
Shares Issued for Liability Converted	90,000,000	90,000			(20,542)				69,458
Shares Issued for minority controlling interests of its subsidiary	90,000,000	90,000			(90,000)				-
Issuance of Preferred Stock to related party			1,500,000	1,500	(1,500)				-
Foreign currency translation adjustment							4,431	-	4,431
Net income						(141,779)		-	(141,779)
Balance at September 30, 2021	180,000,000	$180,065	1,500,000	$1,500	$41,030	804,234	$100,338	$24,227	1,151,394

	Common Stock		Preferred Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Interest	Total
Balance at December 31, 2019	74,123	$74	-	$-	$124,794	$2,577,898	$12,969	$-	$2,715,735
Stock-based compensation	-	-	-	-	62,500	-	-	-	62,500
Foreign currency translation adjustment	-	-	-	-	-	-	(19,331)	-	(19,331)
Net income	-	-	-	-	-	353,231	-	-	353,231
Balance at March 31, 2020	74,123	$74	-	$-	$187,294	$2,931,129	$(6,362)	$-	$3,112,135
Stock-based compensation	-	-	-	-	62,500	-	-	-	62,500
Contributions from non-controlling interest	-	-	-	-	-	-	-	33,398	33,398
Foreign currency translation adjustment	-	-	-	-	-	-	43,399	-	43,399
Net loss	-	-	-	-	-	(195,420)	-	(8,732)	(204,152)
Balance at June 30, 2020	74,123	$74	-	$-	249,794	$2,735,709	$37,037	$24,666	$3,047,280
Stock-based compensation	-	-	-	-	(125,000)	-	-	-	(125,000)
Contributions from non-controlling interest	-	-	-	-	-	-	-		-
Foreign currency translation adjustment	-	-	-	-	-	-	31,665	2,020	33,685
Net loss	-	-	-	-	-	346,887	-	17,747	364,634
Balance at September 30, 2020	74,123	$74	-	$-	124,794	$3,082,596	$68,702	$44,433	$3,320,599

The accompanying notes are an integral part of these consolidated financial statements

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$(254,363)	$513,713
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,677	1,733
Loss on investment in equity securities	-	20,750
Unrealized (gain) loss from investment	(33,411)	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(64,569)	(318,266)
Decrease (increase) in inventory	289,835	(65,011)
Decrease (increase) in advance to suppliers	(83,766)	122,388
Decrease (increase) in security deposits and other assets	3,636	909,448
Increase (decrease) in accounts payable	(20,575)	235,609
Increase (decrease) in accrued expenses	153,419	14,145
Increase (decrease) in income tax payable	(27,728)	(9,977)
Net cash used in operating activities	(35,845)	(394,364)

Cash flows from Investing activities
Purchase of equipment	(1,528)	(2,194)
Net cash used in investing activities	(1,528)	(2,194)

Cash flows from Financing activities
Proceeds from (Repayment to) related party	(19,698)	69,810
Proceeds from (Repayment to) borrowings	133,854	167,918
Proceeds from investments by non-controlling interests in subsidiary	-	33,398
Net cash provided by financing activities	114,156	271,126

Effect of exchange rate changes on cash and cash equivalents	1,465	4,447
Net decrease in cash and cash equivalents	78,248	(120,985)

Cash and Cash Equivalents
Beginning	122,482	295,594
Ending	$200,730	$174,609
Supplemental Disclosure of Cash Flows
Cash paid during the periods for:
Interest	$2,179	$-
Income taxes	$(51,058)	$-

Non-cash investing and financing activities:
Related party debt converted to Common stock	69,459	-
Issuance of Common Stock for minority controlling interests of its subsidiary	90,000	-
Issuance of Preferred Stock to related party	1,500	-

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

On March 1, 2019, EOS(BVI) set up a subsidiary, Shanghai Maosong Co., Ltd (“Maosong”), under the laws of People’s Republic of China. Maosong is in the business of marketing and distribution of various products, including nutrition supplements, skin care products, and water purifiers in China.

On June 2, 2020, EOS(BVI) 83.33% owner, and Shanghai Qifan Qiye Management Co., Ltd. (“Qifan”) 16.67% owner of Maosong resolute to change the registered capital of Maosong to RMB 12,000,000,000 (1.2 billion) and that EOS to contribute certain Intellectual Property as registered capital of Shanghai Maosong. Intellectual Property owned by EOS International Inc was valued at RMB 10,000,000,000 (1 billion) and Intellectual Property owned by Qifan was valued at RMB 2,000,000,000 (200 million).

On July 13, 2021, EOS(BVI), MaoSong, and Qifan entered into a Shareholder Agreement where Qifan (i) delegate its 16.67% equity voting rights, powers, or benefits in Maosong to EOS(BVI); (ii) grant EOS(BVI) an irrevocable, unconditional, exclusive option to purchase Maosong’s equity interest; (iii) the right to receive any proceeds from the Maosong’s Equity Interest; (iv) pledge its existing or any prospective Maosong equity interest to EOS Int’l; as a result EOS(BVI) retains 100% control of MaoSong and the 16.67% noncontrolling interest are consolidated.

Principles of Consolidation

The accompanying consolidated financial statements, including the accounts of EOS Inc. and its wholly owned subsidiaries in Taiwan, British Virgin Islands, and People’s Republic of China, have been prepared in conformity with accounting principles generally accepted in the United States of America. Since the Company and Emperor Star are entities under common control prior to the acquisition of Emperor Star, the transaction is accounted for as a restructuring transaction. All assets and liabilities of Emperor Star were transferred to the Company at their respective carrying amounts on the date of transaction. The Company has recast prior period financial statements to reflect the conveyance of Emperor Star’s common shares as if the restructuring transaction had occurred as of the earliest date of the consolidated financial statements. All material intercompany accounts, transactions, and profits have been eliminated in consolidation. The nature of and effects on earnings per share (EPS) of non-recurring intra-entity transactions involving long-term assets and liabilities is not required to be eliminated and EPS amounts have been recast to include the earnings (or losses) of the transferred net assets.

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

Property and Equipment

Property and equipment are carried at cost net of accumulated amortization. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally over five years. Depreciation expense is $1,677 and $1,733 for the nine months ended September 30, 2021 and 2020, respectively.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long-lived assets currently exist as of September 30, 2021 and December 31, 2020.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the nine months ended September 30, 2021:
Water purifier machine	$886,020
Automobile carbon reduction machine	-
Nutrition supplement	-

Total	$886,020

For the nine months ended September 30, 2020:
Water purifier machine	$1,181,007
Automobile carbon reduction machine	131,882
Nutrition supplement	70,629
Software	33,508
Total	$1,417,026

Revenue by Geography

For the nine months ended September 30, 2021:
Asia Pacific	$886,020
Total	$886,020

For the nine months ended September 30, 2020:
Asia Pacific	$1,417,026
Total	$1,417,026

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $399 and $17,795 for the nine months ended September 30, 2021 and 2020, respectively.

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $4,541 and $3,852 for the nine months ended September 30, 2021 and 2020, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Fair Value Measurements

FASB ASC 820, “Fair Value Measurements” defines fair value for certain financial and non-financial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measure its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

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

Net Income Per Share

Basic income per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. For the nine months ended September 30, 2021 and 2020, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted income per share is not presented.

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

Concentration of Credit Risk

Cash and cash equivalents: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”). The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of September 30, 2021, the Company had approximately $92,387 in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

Customers: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the nine months ended September 30, 2021, one customer accounted for more than 10% of the Company’s total revenues, representing approximately 100% of its total revenues, and 100% of accounts receivable in aggregate at September 30, 2021.

Customer	Net sales For the nine months ended September 30, 2021	Accounts receivable balance as of September 30, 2021
A	$886,020	$243,933

For the nine months ended September 30, 2020, one customer accounted for more than 10% of the Company’s total revenues, representing approximately 83.34% of its total revenues, and 71.43% of accounts receivable in aggregate at September 30, 2020.

Customer	Net sales For the nine months ended September 30, 2020	Accounts receivable balance as of September 30, 2020
A	$1,181,007	$1,801,027

Suppliers: The Company’s inventory is purchased from various suppliers.

For the nine months ended September 30, 2021, three suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 12.49%, 69.30% and 12.74% of total net purchase, and 0% of accounts payable in aggregate at September 30, 2021, respectively:

Supplier	Net purchase for the nine months ended September 30, 2021	Accounts payable balance as of nine 30, 2021
A	$-	$-
B	$-	$-
C	$-	$-
D	$12,930	$-
E	$71,712	$-
F	$13,189	$-

For the nine months ended September 30, 2020, three suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 39%, 31% and 22% of total net purchase, and 0% of accounts payable in aggregate at September 30, 2020, respectively:

Supplier	Net purchase for the nine months ended September 30, 2020	Accounts payable balance as of September 30, 2020
A	$60,547	$-
B	$49,300	$-
C	$34,000	$-

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. On November 19, 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses (CECL), the revised effective date is January 2023.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

As of September 30, 2021, operating lease expense was $38,100. Future lease payable was $17,778.

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

Summarized financial information for the Company’s equity method investee, A-Best, is as follows:

Balance Sheets

	April 22,	December 31,
	2020	2019
Current assets	$38,303	$42,818
Non-current assets	779	857
Current liabilities	1,406,166	1,372,351
Shareholders’ deficit	(1,367,084)	(1,328,676)

Statement of Operation

For the period from January 1, 2020 to April 22, 2020.
Net sales	$854
Gross profit	498
Net loss	(14,240)

Share of loss from investment accounted for using equity method	(2,848)

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

Note 4. SECURITY DEPOSITS

On November 21, 2019, the Company and Shuang Hua International Culture Media Co, Ltd. (“Shuang Hua”), a corporation formed under laws of Taiwan, entered into an exclusive copyright and distribution agreement (the “Agreement”), pursuant to which, subject to the terms and condition therein, Shuang Hua granted the Company an exclusive right to produce, market, distribute and sell the bilingual films and electronic books of which the copyrights are owned by Shuang Hua. In accordance to the agreement, the Company shall pay Shuang Hua a refundable deposit of in the aggregate amount of $2,894,000, before December 31, 2021.

As of September 30, 2021 and December 31, 2020, the Company has paid $1,030,000 and $1,030,000 to Shuang Hua, respectively, and are recorded as other long-term assets. Due to Covid-19 in 2020, the Company has not started its business plan with the exclusive copyright and distribution agreement. The Company will extend it for another two years.

Note 5. RELATED PARTY TRANSACTIONS

Related parties of the Company during the nine months ended September 30, 2021 and December 31, 2020 consist of the following:

Name of Related Party	Nature of Relationship
Yu Cheng Yang	Majority Shareholder, Director and Officer of the Company
Co-Innovation Group Limited	Company under control of Yu Cheng Yang
World Capital Holding Limited	Company under control by Shanghai Qifan Qiye Management Co., Ltd.’s shareholders, former non-controlling interest of the Company

Due to shareholders

The Company has advanced funds from its directors and shareholders Yu Cheng Yang for working capital purposes. As of September 30, 2021 and December 31, 2020, there were $19,281 and $107,791 advance outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after thirty days of written notice by the director and shareholder.

Mr. Yang advanced $200,267 to the Company as working capital, and the Company repaid $219,965 to Mr. Yang for the nine months ended September 30, 2021.

On July 8, 2021, the Company issued the 90,000,000 shares of common stock to convert $90,000 owed to Mr. Yang.

As of September 30, 2021, the outstanding balance payable to Mr Yang was $19,281.

Note 6. TERM LOAN

Loan from First Commercial Bank

On September 30, 2020, TWD 3,000,000 (approximately $107,750) term loan was granted to the Company for working capital with repayment period of 60 months. The term loan is subject to an interest charge at 1% per annum for the first 9 months of the term loan; interest charges on the term loan from 10th to 60th is 3.5% per annum.

On September 30, 2020, TWD 2,000,000 (approximately $71,833) term loan was granted to the Company for employee salary with repayment period of 30 months. The term loan is subject to an interest charge at 1.5% per annum for the first 9 months of the term loan; interest charges on the term loan from 10th to 60th is 1.845% per annum.

Loan from Bank of Taiwan

On May 7, 2021, TWD 4,000,000 (approximately $143,666) term loan was granted to the Company for employee salary with repayment period of 60 months. The term loan is subject to an interest charge at 1% per annum for the first 8 months of the term loan; interest charges on the term loan from 9th to 60th is 1.9% per annum.

On May 7, 2021, TWD 1,000,000 (approximately $35,917) term loan was granted to the Company for employee salary with repayment period of 60 months. The term loan is subject to an interest charge at 1.5% per annum for the first 8 months of the term loan; interest charges on the term loan from 9th to 60th is 2% per annum.

The outstanding balance of the term loan is $302,872, of which $79,339 is due within one year and classified as short term, and $223,533 is due after one year, and has classified as long term.

Interest expenses were $2,179 and $494 for the nine months ended September 30, 2021 and December 31, 2020, respectively.

Note 7. STOCKHOLDERS’ EQUITY

Preferred Stock

On July 8, 2021, the board of directors of the Company amended its stock designation and the Company is authorized to issue 5,000,000 shares of Series A Preferred Stock with par value $0.001. Each stock is entitled to 1,000 votes of common stock without dividend rights.

On July 8, 2021, the Company issued 1,500,000 shares of Series A Preferred Stock to Co-Innovation Group Limited for proceeds of $1,500, the amount is recorded as a reduction to additional paid-in capital of $1,500

Common Stock

On August 18, 2021, the Company completed and closed a series of transactions to reorganize the Company’s structure and to develop its business by acquiring certain minority control interest of its subsidiary and intellectual properties. Pursuant to the Intellectual Property Transfer Agreement, the Company to issue 75,000,000 shares of Common Stock to the transferors for the intellectual properties in consideration of the transfer. Pursuant to the Shareholders’ Agreement of Shanghai Maosong Trading Co., Ltd and Equity Pledge Agreements, the Company to issue 15,000,000 shares of Common Stock to the transferors for the minority controlling interests of its subsidiary. Upon completion of the transactions above, EOS International Inc became a wholly controlled subsidiary of the Company.

On July 8, 2021, the Company issued 75,000,000 shares of Common Stock at $0.001 per share to convert outstanding debt owed to Co-Innovation Group Limited in the amount of $75,000.

On July 8, 2021, the Company issued 15,000,000 shares of Common Stock at $0.001 per share to convert outstanding debt owed to World Capital Holding Ltd in the amount of $15,000.

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

Note 8. INCOME TAXES

United States

EOS, Inc. is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. As of September 30, 2021, the Company had net operating loss carry forwards of $154,880 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100% valuation allowance has offset deferred tax asset resulting from the net operating losses.

British Virgin Islands

EOS International Inc. is incorporated in British Virgin Islands and are not required to pay income tax.

Taiwan

The subsidiary of EOS Inc. and Emperor Star is incorporated in Taiwan. According to the amendments to the “Taiwan Income Tax Act” enacted by the office of the President of Taiwan on February 7, 2018, statutory income tax rate increased from 17% to 20% and undistributed earning tax decreased from from 10% to 5%, effective from January 1, 2018.

People’s Republic of China (“PRC”)

Under the Enterprise Income Tax (“EIT”) Law of the PRC, the standard EIT rate is 25%. The PRC subsidiary of the Company is subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. No provision for income taxes have been made as Maosong had no taxable income as of and for the nine months ended September 30, 2021.

Provision for income tax consists of the following:

	For the Nine Months Ended September 30,
	2021	2020
Current income tax
U.S.	$-	$-
Taiwan	(51,058)	-
PRC	-	-
Sub total	(51,058)	-

Deferred income tax
U.S.
Deferred tax assets for NOL carryforwards	(44,945)	(46,300)
Valuation allowance	44,945	46,300
Net changes in deferred income tax (benefit)	-	-
Total income tax provision	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Nine Months Ended September 30,
	2021	2020

U.S. statutory income tax rate	21%	21%
Taiwan unified income tax rate	20%	20%
PRC standard EIT rate	25%	25%
Changes in valuation allowance	(46)%	(46)%
Other	(20)%	(20)%
Effective combined income tax rate	0%	0%

Significant components of the Company’s deferred taxes as of September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$210,309	$177,784
Less: Valuation allowance	(210,309)	(177,784)
Deferred tax assets, net	$-	$-

Note 9. COMMITMENTS AND CONTINGENCIES

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

The Company recognized the stock-based compensation of marketing expenses based on quarterly basis, with a quarterly marketing expense of $62,500, total up have 24 quarters.

Copyright and Distribution Agreement

On November 21, 2019, the Company and Shuang Hua International Culture Media Co, Ltd. (“Shuang Hua”), a corporation formed under laws of Taiwan, entered into an exclusive copyright and distribution agreement (the “Agreement”), pursuant to which, subject to the terms and condition therein, Shuang Hua granted the Company an exclusive right to produce, market, distribute and sell the bilingual films and electronic books of which the copyrights owned by Shuang Hua. In accordance to the agreement, the Company shall pay Shuang Hua a refundable deposit of in the aggregate amount of $2,894,000, before December 31, 2021. As of September 30, 2021, the Company has paid $1,030,000 to Shuang Hua.

Note 10. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of September 30, 2021 have been incorporated into these consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

On June 2, 2020, EOS International Inc 83.33% owner, and Shanghai Qifan Qiye Management Co., Ltd. (“Qifan”) 16.67% owner of Maosong resolute to change the registered capital of Maosong to RMB 12,000,000,000 (1.2 billion) and that EOS to contribute certain Intellectual Property as registered capital of Shanghai Maosong. Intellectual Property owned by EOS International Inc was valued at RMB 10,000,000,000 (1 billion) and Intellectual Property owned by Qifan was valued at RMB 2,000,000,000 (200 million).

On July 13, 2021, EOS(BVI), MaoSong, and Qifan entered into a Shareholder Agreement where Qifan (i) delegate its 16.67% equity voting rights, powers, or benefits in Maosong to EOS(BVI); (ii) grant EOS(BVI) an irrevocable, unconditional, exclusive option to purchase Maosong’s equity interest; (iii) the right to receive any proceeds from the Maosong’s Equity Interest; (iv) pledge its existing or any prospective Maosong equity interest to EOS Int’l; as a result EOS(BVI) retains 100% control of MaoSong and the 16.67% noncontrolling interest are consolidated.

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

General Business Overview

EOS Inc. markets and distributes a variety of consumer products selected based on its understanding of the demand for each of its products. EOS conducts its business primarily in Asia, including the People’s Republic of China (“PRC”), Taiwan, Singapore and Malaysia. The principal products that EOS markets and sells through its subsidiaries include Nine Layer Transformation Hair Cream, Deep Seawater Mineral Extract, and Lifegenes & Youthgenes. Nine Layer Transformation Hair Cream is hair-coloring product that darkens the user’s hair color to brown or black while nourishing the hair. Deep Seawater Mineral Extract is a dietary supplement that is designed to enhance the overall health and appearance of the consumer. Both Lifegenes and Youthgenes are dietary supplements designed to improve the consumer’s health. In addition to the four major products, EOS also sells and distributes other dietary supplements and skin care products from time to time as it deems profitable. During the nine months ended September 30, 2021, the net sales of dietary supplements and skin care products were $0, which represented approximately 0% of the total net sales for that period.

On April 30, 2018, we, through our Emperor Star, started purchasing a type of water purifying machines from Cosminergy Hitech Development Co., Ltd. (“Cosminergy”) and reselling the water purifying machines in certain Asian areas and countries. The sales generated from selling the water purifying machines for the nine months ended September 30, 2021 and 2020 were $886,020 and $1,181,007, respectively, accounting for approximately 100% and 78.47% of the total revenue of the said period, respectively.

In November 2019, we started the marketing, promotion, sales and distribution of certain electrical noise suppressing device (the “Calibrator”) globally provided by Ultra Velocity Technology Ltd. (“Ultra Velocity”), a corporation formed under the laws of Taiwan, based on an exclusive patent licensing and distribution agreement (the “Ultra Velocity Agreement”) between Ultra Velocity and us. However, due to the outbreak of coronavirus (“COVID-19”) in mainland China, Ultra Velocity and we terminated the Ultra Velocity Agreement in March 2020 and intended to redefine the cooperation model between the respective parties. During the nine months ended September 30, 2021, the net sales of calibrator was $0, which represented approximately 0% of the total net sales for that period.

In addition, we provided inventory, membership and business management software that designed by CKS Information Co., Ltd. to our customers in the fiscal year of 2019. During the nine months ended September 30, 2021 and 2020, the software business line generated $0 and $33,508 respectively, accounting for approximately 0% and 1.63% of the total net sales for that period.

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

Results of Operation – For the three months ended September 30, 2021 compared to the three months ended September 30, 2020

Net sales

Net sales were $549,242 for three months ended September 30, 2021, representing a decrease of $41,051, or 6.95%, as compared to $590,293 for the three months ended September 30, 2020. The decrease was primarily due to the COVID-19 outbreak which have a material and adverse impacts on the Company’s business operations and its financial condition, including but not limited to material negative impact to the Company’s total revenues. Since late March 2020, due to restrictions on domestic and international travels and uncertainty of the pandemic, the company’s revenue substantially decreased.

Cost of sales

Cost of sales was $373,100 for the three months ended September 30, 2021, representing an increase of $312,575 or 516.44%, as compared to $60,525 for the three months ended September 30, 2020.

Gross profit

Gross profit was $176,142 for the three months ended September 30, 2021, compared to $529,768 for the same period in 2020. Gross profit as a percentage of net sales was 32.07% for the three months ended September 30, 2021, compared to 89.75% in the same period in 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $276,996 for the three months ended September 30, 2021, representing an increase of $87,556 or 46.22%, as compared to $189,440 for the three months ended September 30, 2020.

Income (loss) from operations

Loss from operations was $100,854 for the three months ended September 30, 2021 compared to profit from operations of $340,328 for the three months ended September 30, 2020, representing a decrease in income of $440,912, or 129.56%. Such decrease was primarily due to the decrease in sales, and the increase in selling, general and administrative expenses.

Other income (loss)

Other loss was $41,024 for the three months ended September 30, 2021, reflecting a decrease of $65,330, or 268.78%, compared to other loss of $24,306 for the three months September 30, 2020. The increase was mainly attributable to the increase in gain on investment in equity securities.

Net loss

As a result of the above factors, our net loss was $141,779 for the three months ended September 30, 2021, as compared to net income of $364,634 for the three months ended September 30, 2020, representing a decrease in income of $506,413 or 138.88%.

Results of Operation – For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Net sales

Net sales were $886,020 for nine months ended September 30, 2021, representing an decrease of $531,006, or 37.47%, as compared to $1,417,026 for the nine months ended September 30, 2020. The decrease was primarily due to the COVID-19 outbreak which have a material and adverse impacts on the Company’s business operations and its financial condition, including but not limited to material negative impact to the Company’s total revenues. Since late March 2020, due to restrictions on domestic and international travels and uncertainty of the pandemic, the company’s revenue substantially decreased.

Cost of sales

Cost of sales was $392,891 for the nine months ended September 30, 2021, representing an increase of $225,352 or 134.51%, as compared to $167,539 for the nine months ended September 30, 2020.

Gross profit

Gross profit was $493,129 for the nine months ended September 30, 2021, compared to $1,249,487 for the same period in 2020. Gross profit as a percentage of net sales was 55.66% for the nine months ended September 30, 2021, compared to 88.18% in the same period in 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $782,242 for the nine months ended September 30, 2021, representing an increase of $59,654 or 8.25%, as compared to $722,588 for the nine months ended September 30, 2020.

Income (loss) from operations

Loss from operations was $289,113 for the nine months ended September 30, 2021 compared to income from operations of $526,899 for the nine months ended September 30, 2020, representing a decrease in income of $816,012 or 154.87%. Such decrease was primarily due to the decrease in sales.

Other income (loss)

Other loss was $16,308 for the nine months ended September 30, 2021, reflecting a decrease of $3,122, or 23.68%, compared to other loss of $13,186 for the nine months September 30, 2020. The decrease was mainly attributable to the decrease in loss on foreign currency exchange and loss on investment in equity securities.

Net loss

As a result of the above factors, our net loss was $254,363 for the nine months ended September 30, 2021, as compared to net income of $513,713 for the nine months ended September 30, 2020, representing a decrease in income of $768,076 or 149.51%.

Liquidity and Capital Resources

Cash and cash equivalents were $200,730 at September 30, 2021 and $122,482 at December 31, 2020. Our total current assets were $2,029,847 at September 30, 2021, as compared to $965,567 at December 31, 2020. Our total current liabilities were $663,017 at September 30, 2021, as compared to $563,534 at December 31, 2020.

We had a working capital of $1,366,830 on September 30, 2021, compared to the working capital of $402,033 on December 31, 2020. The decrease in working capital was primarily attributable to the decrease in inventory of $287,361 and increased in advances and prepayment to suppliers of $85.808.

Net cash used in operating activities was $35,845 during the nine months ended September 30, 2021, as compared to $394,364 for the nine months ended September 30, 2020. The decrease in net cash used in operating activities in the amount of $358,519 was primary attributable to the decrease in security deposit and other asset of $905,812.

Net cash used in investing activities was $1,528 during the nine months ended September 30, 2021, as compared to $2,194 for the nine months ended September 30, 2020. The decrease in net cash used in investing activities was due to the slight decrease in the acquisition of property, plant, and equipment.

Net cash provided by financing activities was $114,156 during the nine months ended September 30, 2021, as compared to $271,125 for the nine months ended September 30, 2020. The decrease in net cash provided by financing activities was due to the proceeds from related party payable and borrowings.

As a result of the above factors, net decrease in cash and cash equivalents were $78,248 for the nine months ended September 30, 2021, as compared to $120,985 for the nine months ended September 30, 2020.

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

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally is five years. Depreciation expense is $1,677 and $1,733 for the nine months ended September 30, 2021 and 2020, respectively.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long-lived assets currently exist as of September 30, 2021 and December 31,2020.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the nine months ended September 30, 2021:
Water purifier machine	$886,020
Automobile carbon reduction machine	-
Nutrition supplement	-
Software	-
Total	$886,020

For the nine months ended September 30, 2020:
Water purifier machine	$1,181,007
Automobile carbon reduction machine	131,882
Nutrition supplement	70,629
Software	33,508
Total	$1,417,026

Revenue by Geography

For the nine months ended September 30, 2021:
Asia Pacific	$886,020
Total	$886,020

For the nine months ended September 30, 2020:
Asia Pacific	$1,417,026
Total	$1,417,026

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $399 and $17,795 for the nine months ended September 30, 2021 and 2020, respectively.

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $4,541 and $3,852 for the nine months ended September 30, 2021 and 2020, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Net Income Per Share

Basic income per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. For the nine months ended September 30, 2021 and 2020, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted income per share is not presented.

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

Concentration of Credit Risk

Cash and cash equivalents: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”). The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of September 30, 2021, the Company had approximately $0 in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

Customers: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the nine months ended September 30, 2021, one customer accounted for more than 10% of the Company’s total revenues, representing approximately 100% of its total revenues, and 100% of accounts receivable in aggregate at September 30, 2021.

Customer	Net sales for the nine months ended September 30, 2021	Accounts receivable balance as of September 30, 2021
A	$886,020	$243,933

For the nine months ended September 30, 2020, one customer accounted for more than 10% of the Company’s total revenues, representing approximately 83.34% of its total revenues, and 71.43% of accounts receivable in aggregate at September 30, 2020.

Customer	Net sales for the nine months ended September 30, 2020	Accounts receivable balance as of September, 2020
A	$1,181,007	$1,801,027

Suppliers: The Company’s inventory is purchased from various suppliers.

For the nine months ended September 30, 2021, three suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 14.49%, 69.30%, 12.74% of total net purchase, and 0% of accounts payable in aggregate at September 30, 2021, respectively:

Supplier	Net purchase for the nine months ended September 30, 2021	Accounts payable balance as of September 30, 2021
A	$-	$-
B	$-	$-
C	$-	$-
D	$12,930	$-
E	$71,712	$-
F	$13,189	$-

For the nine months ended September 30, 2020, three suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 39%, 31% and 22% of total net purchase, and 0% of accounts payable in aggregate at September 30, 2020, respectively:

Supplier	Net purchase for the nine months ended September 30, 2020	Accounts payable balance as of September 30, 2020
A	$60,547	$-
B	$49,300	$-
C	$34,000	$-

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2021.

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

EOS Inc.

Date: November 19, 2021	By:	/s/ He-Siang Yang
He-Siang Yang
Principal Executive Officer, Principal Financial Officer, President and Chairman of the Board

