Form 10-K
period 2021-12-31
EOS INC.
filed 2022-04-18
CIK 1651958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
December 31, 2021

or

☐
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:
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
☐
No
☒

Indicate by check mark whether the registrant (1)
has
filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No

☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes

☐
No

☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐
     No
☒

At June 29, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is approximately $45 million.

The number of shares of registrant’s common stock outstanding, as of April 8, 2022 was 180,065,254

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward-looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

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
3

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

On March 2, 2020, the Company, A-Best, and Ing-Ming Lai, a Taiwanese individual and the majority shareholder of A-Best (collectively, the “Parties”) entered into a strategic alliance agreement (the “Strategic Alliance Agreement”), pursuant to which the Parties redefined their cooperation with respect to the sales and distribution of A-Best’s micro-ceramic speakers. In accordance with the Strategic Alliance Agreement, A-Best, Mr. Ing-Ming Lai and the Company terminated the Investment Cooperation Agreement dated January 12, 2019 entered by and among the Parties and as a result the Company agreed to return 20% of the equity interest in A-Best to Mr. Ing-Ming Lai, which was valued at approximately $35
,
142
by the Parties.

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
M
arch
2, 2020, the
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
6

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

Employees and Employment Agreements of the Company, EITB and Emperor Star

The Company, EITB and Emperor Star have a total of eight employees. Our President, He Siang Yang, who, currently, devotes 20 or more hours a week to our business, is responsible for the primary operation of our business. There is no outstanding employment agreement.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real property. Our principal executive office is presently located at 7F.-1, No. 162, Sec. 2, Zhongshan N. Rd., Zhongshan District, Taipei City 10452, Taiwan (Republic of China). EOS’s Taiwan branch and Emperor Star operate from this Taipei location. Taiwan. Emperor Star and EOS Taiwan Branch entered into the office leases which commenced on June 15, 2019 and terminated on September 28, 2020. The Emperor Star entered into a new office lease which commenced on June 15, 2021 and will end on June 14, 2022.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the OTCQB under the symbol “EOSS.” There has not been any significant trading to date in the Company’s common stock. The table below presents the high and low bid for our common stock for each quarter for the years ended December 31, 2021 and 2020. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	High	Low
Year ended December 31, 2021
1st Quarter	$4.21	$3.75
2nd Quarter	$18.00	$2.25
3rd Quarter	$1.01	$1.01
4th Quarter	$25.00	$25.00

Year ended December 31, 2020
1st Quarter	$1.00	$1.00
2nd Quarter	$1.50	$1.50
3rd Quarter	$1.50	$1.50
4th Quarter	$3.25	$3.25

There were approximately 359 holders of record of our common stock as of April 8, 2022.

Common Stock

As of April 8, 2022, the outstanding number of shares of our common stock was 180,065,254. All our outstanding common shares are legally issued, fully paid and non-assessable.

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

Preferred Stock

As of
April 8, 2022, the outstanding number of shares of our preferred stock was 1,500,000.
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

Outstanding Stock Options, Warrants and Convertible Securities

We have no outstanding stock options, warrants or convertible securities as of December 31, 2021.

Equity Compensation Plans, Bonus Plans

As of December 31, 2021, we had no equity incentive plans outstanding. We have no Compensation Committee.

Pension Benefits

As of December 31, 2021, we did not have any defined benefit pension plans.

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

We do not own any real property. Our principal executive office is presently located at 7F.-1, No. 162, Sec. 2, Zhongshan N. Rd., Zhongshan District, Taipei City 10452, Taiwan (Republic of China). EITB and Emperor Star operate from this Taipei location. Taiwan. Emperor Star and EITB entered into the office leases which commenced on June 15, 2019 and will end on June 14, 2022. The office occupies approximately 1,388 square feet and the average amount of office rent (including the maintenance fees) is approximately $2,016 per month. Before this location, our former principal executive office was at 372 Linsen N. Road, Suite 519, Zhongshan District, Taipei City, 104, Taiwan. Our then monthly rent for that office space was $1,280 and that lease expired on June 30, 2019.
General Business Overview

EOS Inc. markets and distributes a variety of consumer products selected based on its understanding of the demand for each of its products. EOS conducts its business primarily in Asia, including the People’s Republic of China (“PRC”), Taiwan, Singapore and Malaysia. The principal products that EOS markets and sells through its subsidiaries include Nine Layer Transformation Hair Cream, Deep Seawater Mineral Extract, and Lifegenes & Youthgenes. Nine Layer Transformation Hair Cream is hair-coloring product that darkens the user’s hair color to brown or black while nourishing the hair. Deep Seawater Mineral Extract is a dietary supplement that is designed to enhance the overall health and appearance of the consumer. Both Lifegenes and Youthgenes are dietary supplements designed to improve the consumer’s health. In addition to the four major products, EOS also sells and distributes other dietary supplements and skin care products from time to time as it deems profitable. During the year ended December 31, 2021 and 2020, the net sales of dietary supplements and skin care products were $68
,
840 and $73,317, which represented approximately 13.28% and 3.78% of the total net sales for that period, respectively.

On April 30, 2018, we, through our Emperor Star, started purchasing a type of water purifying machines from Cosminergy Hitech Development Co., Ltd. (“Cosminergy”) and reselling the water purifying machines in certain Asian areas and countries. The sales generated from selling the water purifying machines for the year ended December 31, 2021 and 2020 were $107,826 and $1,376,795, respectively, accounting for approximately 20.80% and 71.05% of the total revenue of the said period, respectively.

In November 2019, we started the marketing, promotion, sales and distribution of certain electrical noise suppressing device (the “Calibrator”) globally provided by Ultra Velocity Technology Ltd. (“Ultra Velocity”), a corporation formed under the laws of Taiwan, based on an exclusive patent licensing and distribution agreement (the “Ultra Velocity Agreement”) between Ultra Velocity and us. However, due to the outbreak of coronavirus (“COVID-19”) in mainland China, Ultra Velocity and we terminated the Ultra Velocity Agreement in March 2020 and intended to redefine the cooperation model between the respective parties. During the year ended December 31, 2021 and 2020, the net sales of calibrator were $305,868 and $400,061. which represented approximately 58.99% and 20.65% of the total net sales for that period, respectively.

In addition, we provided inventory, membership and business management software that designed by CKS Information Co., Ltd. to our customers in the fiscal year of 2019. During the year ended December 31, 2021 and 2020, the software business line generated $35,953 and $87,613 respectively, accounting for approximately 6.93% and 4.52% of the total net sales for that period, respectively.

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

On March 2, 2020, the Company, A-Best, and Ing-Ming Lai, a Taiwanese individual and the majority shareholder of A-Best (collectively, the “Parties”) entered into a strategic alliance agreement (the “Strategic Alliance Agreement”), pursuant to which the Parties redefined their cooperation with respect to the sales and distribution of A-Best’s micro-ceramic speakers. In accordance with the Strategic Alliance Agreement, A-Best, Mr. Ing-Ming Lai and the Company terminated the Investment Cooperation Agreement dated January 12, 2019 entered by and among the Parties and as a result the Company agreed to return 20% of the equity interest in A-Best to Mr. Ing-Ming Lai, which was valued at approximately $35,142 by the Parties.

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
M
arch
2, 2020, the
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

Critical Accounting Policies and Estimates

Principles of Consolidation

The accompanying audited consolidated financial statements, including the accounts of EOS Inc. and its wholly owned subsidiaries in Taiwan, British Virgin Islands, and People’s Republic of China, have been prepared in conformity with accounting principles generally accepted in the United States of America. Since the Company and Emperor Star are entities under common control prior to the acquisition of Emperor Star, the transaction is accounted for as a restructuring transaction. All the assets and liabilities of Emperor Star were transferred to the Company at their respective carrying amounts on the date of transaction. The Company has recast prior period financial statements to reflect the conveyance of Emperor Star’s common shares as if the restructuring transaction had occurred as of the earliest date of the financial statements. All material intercompany accounts, transactions, and profits have been eliminated in consolidation. The nature of and effects on earnings per share (EPS) of nonrecurring intra-entity transactions involving long-term assets and liabilities is not required to be eliminated and EPS amounts have been recast to include the earnings (or losses) of the transferred net assets.

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

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long-lived assets currently exist as of December 31, 2021 and 2020.

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

Product returns
:
The Company generally does not provide customers with the right to return a product for a full or partial refund, a credit, or an exchange for another product.

To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal.

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the year ended December 31, 2021:
Nutrition supplement	$68,840
Water purifier machine	107,826
Automobile carbon reduction machine	305,868
Software	35,953
Total	$518,487
For the year ended December 31, 2020:
Nutrition supplement	$73,317
Water purifier machine	1,376,795
Automobile carbon reduction machine	400,061
Software	87,613
Total	$1,937,786

Revenue by Geography

For the year ended December 31, 2021:
Asia Pacific	$518,487
Total	$518,487
For the year ended December 31, 2020:
Asia Pacific	$1,937,786
Total	$1,937,786

Leases

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $399 and $22,840 for the year ended December 31, 2021 and 2020, respectively.

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $5,873 and $5,377 for the year ended December 31, 2021 and 2020, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Concentration of Credit Risk

Cash and cash equivalents
: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”). The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of December 31, 2021, the Company had approximately $13,916 in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

Customers
: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the year ended December 31, 2021, two customers accounted for more than 10% of the Company’s total revenues, representing approximately 56% and 39% of its total revenues, and 84% and 11% of accounts receivable in aggregate at December 31, 2021.

Customer	Net sales for the year ended December 31, 2021	Accounts receivable balance as of December 31, 2021
A	$290,749	$382,189
B	$204,018	$134,655

For the year ended December 31, 2020, one customer accounted for more than 10% of the Company’s total revenues, representing approximately 88% of its total revenues, and 95% of accounts receivable in aggregate at December 31, 2020.

Customer	Net sales for the year ended December 31, 2020	Accounts receivable balance as of December, 2020
A	$1,714,737	$1,054,412

Suppliers
: The Company’s inventory is purchased from various suppliers.

For the year ended December 31, 2021, three suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 26%, 57% and 10% of total net purchase, and 0% of accounts payable in aggregate at December 31, 2021, respectively:

Supplier	Net purchase for the year ended December 31, 2021	Accounts payable balance as of December 31, 2021
A	$-	$-
B	$32,876	$-
C	$-	$-
D	$-	$-
E	$71,505	$-
F	$12,893	$-

For the year ended December 31, 2020, four suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 45%, 27%, 13% and 12% of total net purchase, and 0%, 98%, 0% and 0% of accounts payable in aggregate at December 31, 2020, respectively:

Supplier	Net purchase for the year ended December 31, 2020	Accounts payable balance as of December 31, 2020
A	$182,634	$-
B	$108,404	$18,079
C	$50,927	$-
D	$49,230	$-

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

Results of Operations

The following presents the consolidated results of the Company for the years ended December 31,2021 and December 31,2020.

Net Revenue
:

Net revenue was $518,487 for the year ended December 31, 2021, representing a decrease of $1,419,299, or 73%, as compared to $1,937,786 for the year ended December 31, 2020. The decrease was primarily due to the impact of the epidemic, the sales revenue of water purifier machine decreased compared with the prior year.

Cost of Sales
:

Cost of sales was $312,951 for the year ended December 31, 2021, representing an increase of $4,643 or 2%, as compared to $308,308 for the year ended December 31, 2020. Such increase was mainly due to the increase in the sales of automobile carbon reduction machine. The automobile carbon reduction machines will come at a high cost to the company.

Gross Profit
:

Gross profit was $205,536 for the year ended December 31, 2021, compared to $1,629,478 for the same period in 2020. Gross profit as a percentage of net sales was 40% for the year ended December 31, 2021, compared to 84% in the same period in 2020. The change in gross margin was because
s
ales of products with higher gross margins decreased, resulting in lower gross margins.

Selling, General and Administrative Expenses
:

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $1,274,616 for the year ended December 31, 2021, representing de
crease of $1,097,058 or 46%, as compared to $2,371,674 for the year ended December 31, 2020. The decrease in selling, general and administrative expenses was primarily attributable to the decrease in bad debt expense.

Income (Loss) from Operations:

Loss from operations was $1,069,080 for the year ended December 31, 2021 compared to loss from operations of $742,196 for the year ended December 31, 2020, representing a
n
increase of $326,884 or 44%. Such increase was primarily due to the decrease in sales.

Other Income (expenses):

Other loss was $15,893 for the year ended December 31, 2021, reflecting an increase of $3,199 or 25%, compared to other loss of $12,694 for the year ended December 31, 2020. The increase was mainly attributable to the increase in loss of foreign currency exchange.

Net Income (Loss):

As a result of the above factors, we had net loss was $1,101,565 for the year ended December 31, 2021, as compared to net in of $771,147 for the year ended December 31, 2020, representing an increase in loss of $330,418 or 43%.

Liquidity and Capital Resources

Cash and cash equivalents were $24,141 at December 31, 2021 and $122,482 at December 31, 2020. Our total current assets were $2,037,901 at December 31, 2021, as compared to $2,784,433 at December 31, 2020. Our total current liabilities were $792,118 at December 31, 2021, as compared to $
529,030
at December 31, 2020.
23

We had a working capital of $1,245,783 on December 31, 2021, compared to the working capital of $
2,255,403
on December 31, 2020. The increase in working capital was primarily attributable to the security deposit reclassify to current asset and decrease in accounts payable
.

Net cash used in operating activities was $194,254 during the year ended December 31, 2021, as compared to $
362,441
for the year ended December 31, 2020. The decrease in net cash used in operating activities in the amount of $
168,193
was primary attributable to the decrease in security deposits and other assets and account payable, partially offset by the increase in net income and advance to suppliers.

Net cash used in investing activities was $352 during the year ended December 31, 2021, as compared to $2,218 for the year ended December 31, 2020. The decrease in net cash used in investing activities was due to the slight decrease in the acquisition of property, plant and equipment.

Net cash provided by financing activities was $95,271 during the year ended December 31, 2021, as compared to $199,966 for the year ended December 31, 2020. The decrease in net cash provided by financing activities was due to the repayment to related party payable and proceeds from borrowing.

Net change in cash and cash equivalents was a decrease of $98,341 for the year ended December 31, 2021, as compared to $173,112 for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EOS, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EOS, Inc. together with its subsidiaries (“the Company”) as of December 31, 2021 and 2020, and the related consolidated statements of loss and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of Matter

The Company has significant transactions with related parties, which are described in Note 5 to the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

/s/ Onestop Assurance PAC

We have served as the Company’s auditor since 2021.

Singapore
April 15, 2022

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

	December 31, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$24,141	$122,482
Accounts receivable	548,201	1,116,310
Inventory, net	29,573	214,539
Advance to suppliers	280,224	191,633
Security deposits	1,127,989	1,113,010
Prepaid expenses and other current assets	27,773	26,459
Total current assets	2,037,901	2,784,433
Non-current Assets
Property and equipment, net	6,739	8,175
Operating lease right of use asset, net	85,419	1,914
Total non-current assets	92,158	10,089
Total assets	$2,130,059	$2,794,522

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$-	$18,415
Other payable and accrued expenses	88,040	81,360
Due to shareholders	30,858	107,791
Income tax payable	55,394	26,169
Other current liabilities	500,000	250,000
Operating lease liabilities - current	37,779	838
Short-term loan	80,047	44,457
Total current liabilities	792,118	529,030
Non-current liabilities
Long-term loan	204,133	122,528
Operating lease liabilities – noncurrent	47,640	1,076
Total non-current liabilities	251,773	123,604
Total liabilities	1,043,891	652,634

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized, 1,500,000 and zero shares issued and outstanding as at December 31, 2021 and 2020, respectively)	1,500	-
Common stock ($0.001 par value, 575,000,000 shares authorized, 180,065,254 and 74,123 shares issued and outstanding as at December 31, 2021 and 2020, respectively)	180,065	74
Additional paid in capital	29,060	186,474
Accumulated income	722,925	1,803,259
Other comprehensive income	133,056	111,776
Total shareholders’ equity	1,066,606	2,101,583
Non-controlling interest	19,562	40,305
Total Equity	1,086,168	2,141,888

Total liabilities and shareholders’ equity	$2,130,059	$2,794,522

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
C
O
NSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In U.S. Dollars, except share data or otherwise stated)

	For the Years ended
	December 31,
	2021	2020
Net sales	$518,487	$1,937,786

Cost of sales	312,951	308,308

Gross profit	205,536	1,629,478

Selling, general and administrative expenses	1,274,616	2,371,674

Loss from operations	(1,069,080)	(742,196)

Other income (expense)
Interest income (expense)	(1,797)	(339)
Other income (expense)	(49,238)	8,395
Gain (loss) on investment in equity securities	35,142	(20,750)
Total other income (expense)	(15,893)	(12,694)

Loss before income tax provision	(1,084,973)	(754,890)

Income tax expenses	16,592	16,257

Net Loss	$(1,101,565)	$(771,147)

Other Comprehensive Income (Loss):
Net income (loss) attributable to non-controlling interests	$(21,231)	$3,323
Net loss attributable to EOS and subsidiaries	(1,080,334)	(774,470)
Foreign currency translation adjustment, net of tax	21,768	101,341
Comprehensive Loss	$(1,079,797)	$(669,806)

Net loss per share:
Basic and diluted	$(0.01)	$(9.04)

Weighted average number of common shares:
Basic and diluted	77,243,336	74,123

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(In U.S. Dollars, except share data or otherwise stated)

							Accumulated
	Common Stock		Preferred Stock		Additional		other	Non-
	Number of		Number of		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balance at December 31, 2019	74,123	$74	-	$-	$165,226	$2,577,729	$13,465	$-	$2,756,494
Contributions from non-controlling interest	-	-	-	-	21,248	-	-	33,952	55,200
Foreign Currency Translation Adjustment	-	-	-	-	-	-	98,311	3,030	101,341
Net income (loss)	-	-	-	-	-	(774,470)	-	3,323	(771,147)
Balance at December 31, 2020	74,123	$74	-	$-	$186,474	$1,803,259	$111,776	$40,305	$2,141,888
Cancellation of Common Stock	(10,000)	(10)	-	-	(35,132)	-	-	-	(35,142)
Reverse Stock Split Adjustment	1,131	1	-	-	(1)	-	-	-	-
Shares Issued for Liability Converted	90,000,000	90,000	-	-	(30,781)	-	-	-	59,219
Shares Issued for minority controlling interests of its subsidiary	90,000,000	90,000	-	-	(90,000)	-	-	-	-
Issuance of Preferred Stock to related party	-	-	1,500,000	1,500	(1,500)	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	21,280	488	21,768
Net loss	-	-	-	-	-	(1,080,334)	-	(21,231)	(1,101,565)
Balance at December 31, 2021	180,065,254	$180,065	1,500,000	$1,500	$29,060	$722,925	$133,056	$19,562	$1,086,168

The accompanying notes are an integral part of these consolidated financial statements

EOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)
	For the Year ended
	December 31,
	2021	2020
Cash Flows from Operating activities
Net loss	$(1,101,565)	$(771,147)
Adjustments to reconcile net income to net cash provided by operating activities
Bad debt expenses	233,907	1,339,175
Depreciation	1,887	2,269
Amortization of right-of-use asset	27,963	780
Realized (gain) loss from investment	(35,142)	20,750
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	341,157	(228,242)
Decrease (increase) in inventory	186,455	(193,876)
Decrease (increase) in advance to suppliers	(85,318)	139,772
Decrease (increase) in security deposits and other assets	(950)	(937,531)
Increase (decrease) in accounts payable	(18,524)	15,483
Increase (decrease) in accrued expenses	255,542	252,208
Increase (decrease) in income tax payable	28,297	(1,308)
Increase (decrease) in operating lease liabilities	(27,963)	(780)
Net cash used in operating activities	(194,254)	(362,447)

Cash Flows from Investing activities
Purchase of equipment	(352)	(2,218)
Net cash used in Investing activities	(352)	(2,218)

Cash Flows from Financing activities
Repayment to a related party	(235,289)	(137,416)
Proceeds from a related party	216,467	144,188
Proceeds from borrowings	179,064	169,757
Repayment to borrowings	(64,971)	(10,515)
Proceeds from investments by non-controlling interests in subsidiary	-	33,952
Net cash provided by financing activities	95,271	199,966

Effect of exchange rate changes on cash and cash equivalents	994	(8,413)
Net decrease in cash and cash equivalents	(98,341)	(173,112)

Cash and Cash Equivalents
Beginning	122,482	295,594
Ending	$24,141	$122,482

Supplemental Disclosure of Cash Flows
Cash paid during the periods for:
Interest	$3,142	$494
Income taxes	$16,592	$16,257

Non-cash investing and financing activities:
Related party debt converted to Common stock	59,219	-
Issuance of Common Stock for minority controlling interests of its subsidiary	90,000	-
Issuance of Preferred Stock to related party	1,500	-

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

On June 2, 2020, EOS(BVI) 83.33% owner, and Shanghai Qifan Qiye Management Co., Ltd. (“Qifan”) 16.67% owner of Maosong resolute to change the registered capital of Maosong to RMB 1,200,000,000 (1.2 billion) and that EOS to contribute certain Intellectual Property as registered capital of Shanghai Maosong. Intellectual Property owned by EOS International Inc was valued at RMB
1,000,000,000
(1 billion) and Intellectual Property owned by Qifan was valued at RMB 200,000,000 (200 million).

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

Accounts Receivable

Accounts receivable are stated at carrying value less estimates made for doubtful receivables. An allowance for impairment of trade receivables is established if the collection of a receivable becomes doubtful. Such receivable becomes doubtful when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of the receivables. Significant financial difficulties of the debtor, probability that the debtor will enter into bankruptcy or financial reorganization, and default or delinquency in payments are considered indicators that the receivable is impaired. The amount of the allowance is the difference between the asset’s carrying amount and the present value of estimated future cash flows, discounted at the original effective interest rate. A bad debt expense is recognized in the statement of comprehensive income. However, if the payment received after it has been designated as uncollectible, bad debt recovery is recognized in the statement of comprehensive income.

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

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally is five years. Depreciation expense is $1,887 and $2,269 for the years ended December 31, 2021 and 2020, respectively.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long-lived assets currently exist as of December 31, 2021 and 2020.

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

Product returns
:
The Company generally does not provide customers with the right to return a product for a full or partial refund, a credit, or an exchange for another product.

To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal.

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the year ended December 31, 2021:
Nutrition supplement	$68,840
Water purifier machine	107,826
Automobile carbon reduction machine	305,868
Software	35,953
Total	$518,487
For the year ended December 31, 2020:
Nutrition supplement	$73,317
Water purifier machine	1,376,795
Automobile carbon reduction machine	400,061
Software	87,613
Total	$1,937,786
Revenue by Geography

For the year ended December 31, 2021:
Asia Pacific	$518,487
Total	$518,487

For the year ended December 31, 2020:
Asia Pacific	$1,937,786
Total	$1,937,786
Leases

The Company adopted FASB Accounting Standards Codification, Topic 842, Leases (“ASC 842”) using the modified retrospective approach, electing the practical expedient that allows the Company not to restate its comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption. For the comparative periods prior to adoption, the Company presented the disclosures which were required under ASC 842.

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $399 and $22,840 for the year ended December 31, 2021 and 2020, respectively.

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $5,873 and $5,377 for the years ended December 31, 2021 and 2020, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

E
ar
nings (Loss) Per Share

Basic earnings (loss)
per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each year.

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

Concentration of Credit Risk

Cash and cash equivalents
: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”). The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of December 31, 2021 and 2020, the Company had approximately $0 and $9,913 in excess of TCDIC insured limits
, respectively.
 The Company has not experienced any losses in such accounts.
Customers
: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the year ended December 31, 2021, two customers accounted for more than 10% of the Company’s total revenues, representing approximately 56% and 39% of its total revenues, and 84% and 11% of accounts receivable in aggregate at December 31, 2021.

Customer	Net sales for the year ended December 31, 2021	Accounts receivable balance as of December 31, 2021
A	$290,749	$382,189
B	$204,018	$134,655
For the year ended December 31, 2020, one customer accounted for more than 10% of the Company’s total revenues, representing approximately 88% of its total revenues, and 95% of accounts receivable in aggregate at December 31, 2020.

Customer	Net sales for the year ended December 31, 2020	Accounts receivable balance as of December, 2020
A	$1,714,737	$1,054,412
Suppliers
: The Company’s inventory is purchased from various suppliers.

For the year ended December 31, 2021, three suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 26%, 57% and 10% of total net purchase, and 0% of accounts payable in aggregate at December 31, 2021, respectively:

Supplier	Net purchase for the year ended December 31, 2021	Accounts payable balance as of December 31, 2021
A	$-	$-
B	$32,876	$-
C	$-	$-
D	$-	$-
E	$71,505	$-
F	$12,893	$-
For the year ended December 31, 2020, four suppliers accounted for more than 10% of the Company’s total net purchase, representing approximately 36%, 23%, 22% and 10% of total net purchase, and 0%, 98%, 0% and 0% of accounts payable in aggregate at December 31, 2020, respectively:

Supplier	Net purchase for the year ended December 31, 2020	Accounts payable balance as of December 31, 2020
A	$182,634	$-
B	$114,243	$18,079
C	$111,919	$-
D	$49,230	$-
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
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. On November 19, 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses (CECL), the revised effective date is January 1
,
2023.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
F-14

Note 2. LEASE

As of December 31, 2021, the Company has
two
ope
rating lease agreement
for
its car with remaining lease terms of 37 months and photocopier with remaining lease terms of 15 months, respectively. The Company does not have any other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is incremental borrowing rate or, if available, the rate implicit in the lease. The Company determines the incremental borrowing rate for each lease based primarily on its lease term in Taiwan which is approximately 2.44%.

Operating lease expenses were $54,482 and $
24,304
for the years ended 31 December,2021 and 2020, respectively.

The components of lease expense and supplemental cash flow information related to leases for the year ended are as follows:

	Year Ended	Year Ended
Lease Cost	December 31, 2021	December 31, 2020
Operating lease cost (included in general and administrative expenses in the Company’s statement of operations)	$29,582	$834

Other Information
Right-of-use assets obtained in exchange for new operating leases liabilities	113,592	2,731
Cash paid for amounts included in the measurement of lease liabilities for the year ended	$29,582	$834
Weighted average remaining lease term – operating leases (in years)	3.08	2.25
Average discount rate – operating lease	2.44%	2.44%

The supplemental balance sheet information related to leases for the period is as follows:

	As of	As of
	December 31, 2021	December 31, 2020
Operating leases
Right-of-use assets	$85,419	$1,914

Operating lease liabilities	$85,419	$1,914

The undiscounted future minimum lease payment schedule as follows:

For the years ending December 31,
2022	39,442
2023	38,777
2024	9,639
Total lease payments	87,858
Less: Interest	(2,439)
Total	85,419

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

On March 2, 2020, the Company, A-Best, and Ing-Ming Lai, (collectively, the “Parties”) entered into a strategic alliance agreement (the “Strategic Alliance Agreement”), pursuant to which the Parties redefined their cooperation with respect to the sales and distribution of A-Best’s micro-ceramic speakers. In accordance with the Strategic Alliance Agreement, A-Best, Mr. Ing-Ming Lai and the Company terminated the Investment Cooperation Agreement dated January 15, 2019 entered by and among the Parties and as a result the Company agreed to return 20% of the equity interest in A-Best to Mr. Ing-Ming Lai, which was valued at approximately $35,142 by the Parties.

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
March 2, 2020, the
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

Summarized financial information for the Company’s equity method investee, A-Best, is as follows:

Balance Sheets

April 22,
2020
Current assets	$38,303
Noncurrent assets	779
Current liabilities	1,406,166
Shareholders’ deficit	(1,367,084)

Statement of Operation

For the period from January 1, 2020 to April 22, 2020.
Net sales	$854
Gross profit	498
Net loss	(14,240)

Share of loss from investment accounted for using equity method	(2,848)

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

As of December 31, 2021 and December 31, 2020, the Company has paid $1,030,000 and $1,030,000 to Shuang Hua, respectively, and are recorded as security deposits. Due to Covid-19 in 2020, the Company has not started its business plan with the exclusive copyright and distribution agreement.

Note 5. RELATED PARTY TRANSACTIONS

Related parties of the Company during the year ended December 31, 2021 and 2020 consist of the following:

Name of Related Party	Nature of Relationship
Yu Cheng Yang	Majority Shareholder, Director and Officer of the Company
Co-Innovation Group Limited	Company under control of Yu Cheng Yang
World Capital Holding Limited	Company under control by Shanghai Qifan Qiye Management Co., Ltd.’s shareholders, former non-controlling interest of the Company

Due to shareholders

The Company
obtained
advanced funds from its directors and shareholders for working capital purposes. As of December 31, 2021 and 2020 there were $30,858 and $107,791 advance outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after thirty days of written notice by the director and shareholder.

On July 8, 2021, the Company issued the 90,000,000 shares of common stock to repayment of $59,219 owed to Mr. Yang.

Mr. Yang advanced $216,467 to the Company as working capital, and the Company repaid $294,508 to Mr. Yang for the year ended December 31, 2021.

Mr. Yang advanced $144,188 to the Company as working capital, and the Company repaid $137,416 to Mr. Yang for the year ended December 31, 2020.

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

As of December 31, 2021, the outstanding balance of the term loan is $284,180, of which $80,047 is due within one year and classified as short term, and $204,133 is due after one year, and has classified as long term.

As of December 31, 2020, the outstanding balance of the term loan is $166,985, of which $44,457 is due within one year and classified as short term, and $122,528 is due after one year, and has classified as long term.
Interest expenses were $3,142 and $494 for the year ended December 31, 2021 and 2020, respectively.

Note 7. STOCKHOLDERS’ EQUITY

Preferred Stock

On July 8, 2021, the board of directors of the Company amended its stock designation and the Company is authorized to issue 5,000,000 shares of Series A Preferred Stock with par value $0.001. Each stock is entitled to 1,000 votes of common stock without dividend rights.

On July 8, 2021, the Company issued 1,500,000 shares of Series A Preferred Stock to Co-Innovation Group Limited for proceeds of $1,500, the amount is recorded as a reduction to additional paid-in capital of $1,500.

Common Stock

On August 18, 2021, the Company completed and closed a series of transactions to reorganize the Company’s structure and to develop its business by acquiring certain minority control interest of its subsidiary and intellectual properties. Pursuant to the Intellectual Property Transfer Agreement, the Company to issue 75,000,000 shares of Common Stock to the transferors for the intellectual properties in consideration of the transfer. Pursuant to the Shareholders’ Agreement of Shanghai Maosong Trading Co., Ltd and Equity Pledge Agreements, the Company issue
d
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
F-16

Note 8. INCOME TAXES

United States

EOS, Inc. is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. As of December 31, 2021, the Company had net operating loss carry forwards of $
1,101,565
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

Taiwan

The subsidiary of EOS Inc. and Emperor Star is incorporated in Taiwan. According to the amendments to the “Taiwan Income Tax Act” enacted by the office of the President of Taiwan on February 7, 2018, statutory income tax rate increased from 17% to 20% and undistributed earning tax decreased from 10% to 5%, effective from January 1, 2018.

When the net profit is less than or equal to 30 million Taiwan dollars, income tax accrual amount is based on the gross profit rate of the industry according to the tax law in Taiwan.
The company calculated the income tax accrual amount based on gross profit rate of 16%.

People’s Republic of China (“PRC”)

Under the Enterprise Income Tax (“EIT”) Law of the PRC, the standard EIT rate is 25%. The PRC subsidiary of the Company is subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. No provision for income taxes have been made as Maosong had no taxable income as of and for the year ended December 31, 2021.

Provision for income tax consists of the following:

	For the Years Ended December 31,
	2021	2020
Current income tax
U.S.	$-	$-
Taiwan	16,592	16,257
PRC	-	-
Sub total	16,592	16,257

Deferred income tax
Deferred tax assets for NOL carry forwards	58,003	61,408
Valuation allowance	(58,003)	(61,408)
Net changes in deferred income tax (benefit)	-	-
Total income tax provision	$16,592	$16,257

The net loss before income taxes and its provision for income taxes as follows:
	For the Years Ended
	December 31,2021	December 31,2020
Net loss before income tax	(1,084,973)	(754,890)
Statutory tax rate	20%	20%
Income tax provision	(216,995)	(150,978)
Valuation allowance	58,003	61,408
Non-taxable income	180,283	109,061
Other, primarily the difference in tax rates	(4,699)	(3,234)
Income tax provision, net	16,592	16,257

Significant components of the Company’s deferred taxes as of December 31, 2021 and 2020 were as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$235,488	$177,485
Less: Valuation allowance	(235,488)	(177,485)
Deferred tax assets, net	$-	$-

Note 9. COMMITMENTS AND CONTINGENCIES

Copyright and Distribution Agreement

On November 21, 2019, the Company and Shuang Hua International Culture Media Co, Ltd. (“Shuang Hua”), a corporation formed under laws of Taiwan, entered into an exclusive copyright and distribution agreement (the “Agreement”), pursuant to which, subject to the terms and condition therein, Shuang Hua granted the Company an exclusive right to produce, market, distribute and sell the bilingual films and electronic books of which the copyrights owned by Shuang Hua. In accordance to the agreement, the Company shall pay Shuang Hua a refundable deposit of in the aggregate amount of $2,894,000, before December 31, 2021. As of December 31, 2021, the Company has paid $1,030,000 to Shuang Hua and remaining outstanding payable of $1,864,000 to Shuang Hua
.

Note 10. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of December 31, 2021 have been incorporated into these consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”
******
F-18

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures
.

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
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions and (iv) the absence of any independent directors. Therefore, our internal controls over financial reporting were not effective as of December 31, 2021.

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
Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Director and Executive Officer of the Company
Name	Age	Position

He-Siang Yang	70	Chief Executive Officer (“CEO”), President, Secretary, Treasurer and Chairman of the Board (1)
Yu-Cheng Yang	42	Director and General Manager (2)
Lai-Chen Kwok	78	Director (3)
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
We were not aware of any securities transaction during the fiscal year ended December 31, 2021, or subsequent thereto that would require a filing pursuant to Section 16 of the Securities Exchange Act of 1934, as amended was not reported accordingly.
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

Item 11. Executive Compensation.

EXECUTIVE SUMMARY COMPENSATION TABLE BY THE COMPANY
Name and Principal Position	Year	Salary FY ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

He Siang Yang,	2021	59,091	-	-	-	-	-	-	59,091
CEO, President, Secretary,	2020	61,112	-	-	-	-	-	-	61,112
Treasurer, and Director (1)

Yu Cheng Yang,	2021	173,692	7,163	-	-	-	-	-	180,855
Director and General Manager (1)	2020	167,042	-	-	-	-	-	-	167,042

Lai Chen Kwok,	2021	-	-	-	-	-	-	-	-
Director (1)	2020	-	-	-	-	-	-	-	-

Yu-Hsiang Chia,	2021	25,785	1,074	-	-	-	-	-	26,859
Branch Manager (1)	2020	29,538	-	-	-	-	-	-	29,538

(1)
We have not entered into any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of common stock beneficially owned as of April 8, 2022 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares and the address of each person is c/o EOS Inc.

The Company

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially owned (1)
Officers and directors as a group
Yu Cheng Yang	30,000	0.02%
He Siang Yang	10,000	0.01%
Lai Chen Kwok	901	0.00%
All officers and directors as a group (3 person)	40,901	0.03%
5% or more shareholders
Co-Innovation Group Limited	150,000,000	83.30%
World Capital Holding Ltd.	30,000,000	16.66%
Total	180,040,901	99.99%

Beneficial ownership percentages are calculated based on shares of common stock issued and outstanding and is based on a total of 180,065,254 shares of common stock that were issued and outstanding as of April 8, 2022. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 8, 2022. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

Due to shareholders
The Company has advanced funds from its directors and shareholders for working capital purposes. As of December 31, 2021 and December 31, 2020 there were $30,858 and $107,791 advance outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after thirty days of written notice by the director and shareholder.
Director Independence
None of our directors is deemed “Independent” as defined by the NASDAQ Marketplace Rules and meets the independence standards set forth in Rule 10A-3 of the Exchange Act.

Item 14. Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered
The following table presents the aggregate fees for professional audit services and other services rendered by Onestop Assurance PAC.
	Year Ended December 31, 2021	Year Ended December 31, 2020

Audit Fees	$53,000	20,000

Tax Fees	1,000	1,000
All Other Fees	-
Total	$54000	21,000
Audit Fees
consist of fees billed for the annual audit of our consolidated financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2021, is compatible with maintaining the auditor’s independence.

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

Consolidated Statements of Operations and Comprehensive Income

Consolidated Statements of Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to the Financial Statements
(a)(2) List of Financial Statement schedules included in Part IV hereof: None.
(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, as amended[1]
3.2	Bylaws of the Company[2]
4.1	Description of Securities[9]
10.1	Purchase Agreement dated August 7, 2019, by and among EOS Inc., A-Best Wire Harness & Components Co., Ltd., and Ing-Ming Lai [3]
10.2	Exclusive Sales Agreement dated August 7, 2019, by and among EOS Inc., A-Best Wire Harness & Components Co., Ltd., and Ing-Ming Lai[4]
10.3	Management Agreement dated August 7, 2019 between EOS Inc. and Ing-Ming Lai [5]
10.4	Exclusive Patent and Licensing and Distribution Agreement dated November 25, 2019 by and between EOS Inc. and Ultra Velocity Technology, Ltd. [6]
10.5	Strategic Alliance Agreement dated March 2, 2020 [7]
10.6	Termination Notice to Exclusive Patent and Licensing and Distribution Agreement dated November 25, 2019 by and between EOS Inc. and Ultra Velocity Technology, Ltd. [8]
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act+
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act+
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
______________
+	Filed herewith
***
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

[1]	Incorporated by reference to Exhibits 3.1 and 3.2 to the Company’s Form S-1 filed on September 10, 2015 and Exhibit 3.4 to the Company’s Form S-1 Amendment No. 1 filed on October 21, 2015.
[2)	Incorporated by reference to Exhibit 3.3 to the Company’s Form S-1 filed on September 10, 2015.
[3]	Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 13, 2019.
[4]	Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on August 13, 2019
[5]	Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on August 13, 2019
[6]	Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 26, 2019.
[7]	Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on March 5, 2020.
[8]	Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 1, 2020.
[9]	Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on April 16, 2020
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
33