Form 10-Q
period 2022-03-31
EOS INC.
filed 2022-05-23
CIK 1651958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 000-55661

EOS Inc.
(Exact name of registrant as specified in its charter)

Nevada	30-0873246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7F-1, No.162, Section 2 Zhong Shan N. Rd, Zhong Shan District,
Taipei Taiwan (Republic of China), 104
(Address of principal executive offices, Zip Code)

+886-2-2586-8300
(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
No ne	No ne	No ne

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐
     No
☒

As of May 18, 2022, the number of shares of registrant’s common stock outstanding is 180,065,254.

EOS, Inc.

T
able of Contents

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim condensed consolidated financial statements of EOS Inc. are included in this Quarterly Report on Form 10-Q:

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2022 AND DECEMBER 31, 2021 (UNAUDITED)
(In U.S. Dollars, except share data or otherwise stated)

	March 31, 2022		December 31, 2021
Assets
Current Assets	$		$
Cash and cash equivalents		61,529		24,141
Accounts receivable		505,144		548,201
Inventory, net		88,570		29,573
Advance to suppliers		236,561		280,224
Security deposits		1,113,271		1,127,989
Prepaid expenses and other current assets		27,673		27,773
Total Current Assets		2,032,748		2,037,901
Non-Current Assets
Property and equipment, net		6,165		6,739
Operating lease right of use asset, net		73,620		85,419
Total Non-Current Assets		79,785		92,158
Total Assets		$2,112,533		$2,130,059
Liabilities and Stockholders’ Equity

Current Liabilities	$		$
Other payable and accrued expenses		88,106		88,040
Due to shareholders		250,344		30,858
Income tax payable		48,237		55,394
Other current liabilities		562,500		500,000
Operating lease liabilities - current		36,790		37,779
Short-term loan		58,251		80,047
Total Current Liabilities		1,044,228		792,118
Non-Current Liabilities
Long-term loan		197,309		204,133
Operating lease liabilities - non-current		36,830		47,640
Total Non-Current Liabilities		234,139		251,773
Total liabilities		1,278,367		1,043,891

Commitments and Contingencies		-		-

Stockholders’ Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized, 1,500,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)		1,500		1,500
Common stock ($0.001 par value; 575,000,000 shares authorized, 180,065,254 and 180 ,065,254 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)		180,065		180,065
Additional paid-in capital		29,060		29,060
Retained earnings		519,937		722,925
Accumulated other comprehensive income		88,976		133,056
Total stockholders’ equity		819,538		1,066,606
Non-controlling interest		14,628		19,562
Total Equity		834,166		1,086,168

Total Liabilities and Stockholders’ Equity		$2,112,533		$2,130,059
The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 202
2

AND 2021
 (UNAUDITED)
(In U.S. Dollars, except share data or otherwise stated)

	For the Three Months
	Ended March 31,
	2022	2021
Net sales	$33,064	336,241

Cost of sales	6,675	19,759

Gross profit	26,389	316,482

Selling, general and administrative expenses	230,083	238,450

Income (Loss) from operations	(203,694)	78,032

Other income (expense)
Interest income (expense)	(880)	(4)
Other income (expense)	(2,505)	(5,102)
Gain (loss) on foreign currency exchange		-
Total other income (expense)	(3,385)	(5,106)

Income (loss) before income tax provision	(207,079)	72,926

Income tax provision	-	-

Net Income (loss)	$(207,079)	72,926

Other Comprehensive Income (Loss):		-
Net income (loss)
Net income (loss) attributable to non-controlling interests	$(4,091)	3,990
Net income (loss) attributable to EOS and subsidiaries	(202,988)	68,936
Foreign currency translation adjustment, net of tax	(44,923)	(24,028)
Comprehensive (loss)	$(252,002)	48,898

Net (loss) income per share:
Basic and diluted	$0.00	0.00

Weighted average number of common shares:
Basic and diluted	180,065,254	74,123
The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(UNAUDITED)
(In U.S. Dollars, except share data or otherwise stated)

	Common Stock		Preferred Stock		Accumulated Addistional Paid-in	Retained	Accumulated Other Comprehensive Income/	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Earning	(Loss)	Interest	Total
Balance at December 31, 2021	180,065,254	$180,065	1,500,000	$1,500	$29,060	$722,925	$133,056	$19,562	$1,086,168
Foreign currency translation adjustment							(44,080)	(843)	(44,923)
Net loss						(202,988)		(4,091)	(207,079)
Balance at March 31, 2022	180,065,254	$180,065	1,500,000	$1,500	$29,060	$519,937	$88,976	$14,628	$834,166

Balance at December 31, 2020	74,123	74			186,474	1,058,090	87,051	24,544	1,356,233
Foreign currency translation adjustment							(23,514)	(514)	(24,028)
Net loss						68,936		3,990	72,926
Balance at March 31, 2021	74,123	$74	-	$-	$186,474	$1,127,026	$63,537	$28,020	$1,405,131

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 202
2
 AND 2021
 (UNAUDITED)
(In U.S. Dollars, except share data or otherwise stated)

	For the Three Months
	Ended March 31,
Cash Flows from Operating Activities	2022	2021
Net income (loss)	$(207,079)	$72,926
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	361	543
Amortization of right-of-use asset	9,135
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	32,913	(258,172)
Decrease (increase) in inventory	(60,454)	5,503
Decrease (increase) in advance to suppliers	35,205	14,684
Decrease (increase) in security deposits and other assets	(22,459)	2,037
Increase (decrease) in accounts payable	-	(261,877)
Increase (decrease) in accrued expenses	65,391	293,492
Increase (decrease) in tax payable	(7,058)
Increase (decrease) in operating lease liabilities	(9,135)
Net cash used in operating activities	(163,180)	(130,864)

Cash flows from Investing activities
Purchase of equipment	-	(1,523)
Net cash used in investing activities	-	(1,523)

Cash flows from Financing activities
Proceeds from related party payable	242,717	63,522
Repayment to related party	(21,409)
Repayment to borrowings	(19,667)	(11,073)
Net cash provided by financing activities	201,641	52,449

Effect of exchange rate changes on cash and cash equivalents	(1,073)	(561)
Net increase (decrease) in cash and cash equivalents	37,388	(80,499)

Cash and Cash Equivalents
Beginning	24,141	122,482
Ending	$61,529	$41,983

Supplemental Disclosure of Cash Flows
Cash paid during the periods for:
Interest	$880	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDAED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data were derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements, footnote disclosures, and other information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

On June 2, 2020, EOS
(BVI)
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

Property and Equipment

Property and equipment are carried at cost net of accumulated depreciation. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally over five years. Depreciation expense is $361 and $543 for the three months ended March 31, 2022 and 2021, respectively.

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

Since COVID-19 pandemic hit globally in 2020 and throughout first three quarters of financial year ended December 31, 2021, management assessed that the market conditions that it operated in was worsening.  Credit risk on customers was determined to have deteriorated significantly as the majority of its customers were located in the PRC.  Accordingly, management took the position that revenue would only be recognized when the consideration is received as to satisfy revenue recognition criteria related to reasonable certainty of collections.

During the fourth quarter of financial year ended December 31, 2021, the Covid pandemic was effectively controlled in the PRC.  Management re-assessed the market conditions and determined that the overall market conditions were improving, and the Company’s collection history in the prior three quarters was positive, and in fourth quarter of 2021 reached sustainable recovery rate comparable to pre-COVID-19 environment. Accordingly, management decided that due to the improved conditions collection is now reasonably certain, and revenue is now recognized when risk and rewards are transferred to its customers.

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the three months ended March 31, 2022:
Water purifier machine	$12,230
Automobile carbon reduction machine	6,795
Nutrition supplement	5,168
Software	8,871
Total	$33,064

For the three months ended March 31, 2021:
Water purifier machine	$336,241
Automobile carbon reduction machine	-
Nutrition supplement	-
Software	-
Total	$336,241

Revenue by Geography

For the three months ended March 31, 2022:
Asia Pacific	$33,064
Total	$33,064

For the three months ended March 31, 2021:
Asia Pacific	$336,241
Total	$336,241

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $nil and $349 for the three months ended March 31, 2022 and 2021, respectively.

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $1,400 and $1,558 for the three months ended March 31, 2022 and 2021, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Earnings (Loss) Per Share

Basic income per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. For the three months ended March 31, 2022 and 2021, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted income per share is not presented.

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

Concentration of Credit Risk

Cash and cash equivalents
: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”). The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of March 31, 2022, the Company had approximately $44,098 in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

Customers
: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the three months ended March 31, 2022, one customer accounted for more than 10% of the Company’s total revenues, representing approximately 100% of its total revenues, and 72% of accounts receivable in aggregate at March 31, 2022.

Customer	Net sales for the three months ended March 31, 2022	Accounts receivable balance as of March 31, 2022
A	$33,064	$365,149

For the three months ended March 31, 2021, one customer accounted for more than 10% of the Company’s total revenues, representing approximately 100% of its total revenues, and 79% of accounts receivable in aggregate at March 31, 2021.

Customer	Net sales for the three months ended March 31, 2021	Accounts receivable balance as of March 31, 2021
A	$336,241	$336,241

Suppliers
: The Company’s inventory is purchased from various suppliers.

For the three months ended March 31, 2022, one supplier accounted for more than 10% of the Company’s total net purchase, representing approximately 96% of total net purchase, and 0% of accounts payable in aggregate at March 31, 2022, respectively:

Supplier	Net purchase for the three months ended March 31, 2022	Accounts payable balance as of March 31, 2022
A	$-	$-
B	$64,664	$-
C	$-	$-
D	$-	$-

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

Translation Adjustment

The accounts of the Company’s subsidiaries were maintained, and their financial statements were expressed in New Taiwan Dollar (“NTD”) and Chinese Yuan, or Renminbi (“RMB”). Such financial statements were translated into U.S. Dollars (“$” or “USD”) in accordance ASC 830, “Foreign Currency Matters”, with the NTD and RMB as the functional currency. According to the Statement, all assets and liabilities are translated at the current exchange rate, common stock and additional paid-in capital are translated at the historical rates, and income statement items are translated at an average exchange rate for the period. The resulting translation adjustments are reported under accumulated other comprehensive income (loss) as a component of stockholders’ equity.

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

Note 2. LEASE

As of March 31, 2022, the Company has two operating lease agreement for its car with remaining lease terms of 24 months and photocopier with remaining lease terms of 12 months, respectively. The Company does not have any other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

Operating lease expenses were $15,965 and $6,100 for the three months ended March 31,2022 and 2021, respectively.

The components of lease expense and supplemental cash flow information related to leases for the year ended are as follows:

Lease Cost	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating lease cost (included in general and administrative expenses in the Company’s statement of operations)	$216	-

Other Information
Right-of-use assets obtained in exchange for new operating leases liabilities	82,678	-
Cash paid for amounts included in the measurement of lease liabilities for the year ended	$216	-
Weighted average remaining lease term – operating leases (in years)	2	-
Average discount rate – operating lease	2.44%	-

The supplemental balance sheet information related to leases for the period is as follows:

	As of	As of
	March 31, 2022	March 31, 2021
Operating leases
Right-of-use assets	$73,620	$-

Operating lease liabilities	$73,620	$-

The undiscounted future minimum lease payment schedule as follows:

For the three months ending March 31,
2023	38,177
2024	37,319
Total lease payments	75,496
Less: Interest	(1,876)
Total	73,620

Note 3. SECURITY DEPOSITS

On November 21, 2019, the Company and Shuang Hua International Culture Media Co, Ltd. (“Shuang Hua”), a corporation formed under laws of Taiwan, entered into an exclusive copyright and distribution agreement (the “Agreement”), pursuant to which, subject to the terms and condition therein, Shuang Hua granted the Company an exclusive right to produce, market, distribute and sell the bilingual films and electronic books of which the copyrights are owned by Shuang Hua. In accordance to the agreement, the Company shall pay Shuang Hua a refundable deposit of in the aggregate amount of $
2,894,000
, before December 31, 2021.

As of March 31, 2022 and December 31, 2021, the Company has paid $1,030,000 and $1,030,000 to Shuang Hua, respectively, and are recorded as other long-term assets. Due to Covid-19 in 2020, the Company has not started its business plan with the exclusive copyright and distribution agreement. The Company will extend it for another two years.

Note 4. RELATED PARTY TRANSACTIONS

Related parties of the Company during the
three
months ended March 31, 2022 and December 31, 2021 consist of the following:

Name of Related Party	Nature of Relationship
Yu Cheng Yang	Majority Shareholder, Director and Officer of the Company
Co-Innovation Group Limited	Company under control of Yu Cheng Yang
World Capital Holding Limited	Company under control by Shanghai Qifan Qiye Management Co., Ltd.’s shareholders, former non-controlling interest of the Company

Due to shareholders

The Company has advanced funds from its directors and shareholders Yu Cheng Yang for working capital purposes. As of March 31, 2022 and December 31, 2021, there were $250,344 and $30,858 advance outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after thirty days of written notice by the director and shareholder.

On July 8, 2021, the Company issued the 90,000,000 shares of common stock to convert $59,219 owed to Mr. Yang.

Mr. Yang advanced $242,717

to the Company as working capital, and the Company repaid $21,409 to Mr. Yang for the three months ended March 31, 2022.

Mr. Yang advanced $99,279 to the Company as working capital, and the Company repaid $35,757 to Mr. Yang for the three months ended March 31, 2021.

Note 5. TERM LOAN

Loan from First Commercial Bank

On September 30, 2020, TWD 3,000,000 (approximately $107,750) term loan was granted to the Company for working capital with repayment period of 60 months. The term loan is subject to an interest charge at 1% per annum for the first 9 months of the term loan; interest charges on the term loan from 10 th
to 60
th
is 3.5% per annum.

On September 30, 2020, TWD 2,000,000 (approximately $71,833) term loan was granted to the Company for employee salary with repayment period of 30 months. The term loan is subject to an interest charge at 1.5% per annum for the first 9 months of the term loan; interest charges on the term loan from 10 th
to 60
th
is 1.845% per annum.

Loan from Bank of Taiwan

On May 7, 2021, TWD 4,000,000 (approximately $143,666) term loan was granted to the Company for employee salary with repayment period of 60 months. The term loan is subject to an interest charge at 1% per annum for the first 8 months of the term loan; interest charges on the term loan from 9 th
to 60
th
is 1.9% per annum.

On May 7, 2021, TWD 1,000,000 (approximately $35,917) term loan was granted to the Company for employee salary with repayment period of 60 months. The term loan is subject to an interest charge at 1.5% per annum for the first 8 months of the term loan; interest charges on the term loan from 9 th
to 60
th
is 2% per annum.

As of March 31, 2022 and December 31, 2021, the outstanding balance of the term loan is $255,560 and $284,180, of which $58,251 and $80,047 i
s due within one year and classified as short term, and $197,309 and $204,133 is due after one year, and has classified as long term, respectively.

Interest expenses were $880 for the three months ended March 31, 2022.

Note 6. STOCKHOLDERS’ EQUITY

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

Note 7. INCOME TAXES

United States

EOS, Inc. is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. As of March 31, 2022, the Company had net operating loss carry forwards of $1,125,403 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100% valuation allowance has offset deferred tax asset resulting from the net operating losses.

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

People’s Republic of China (“PRC”)

Under the Enterprise Income Tax (“EIT”) Law of the PRC, the standard EIT rate is 25%. The PRC subsidiary of the Company is subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. No provision for income taxes have been made as Maosong had no taxable income as of and for the three months ended March 31, 2022.

Provision for income tax consists of the following:
	For the Three Months Ended March 31,
	2022	2021
Current income tax
U.S.	$-	$-
Taiwan	-	-
PRC	-	-
Sub total	-	-

Deferred income tax
Deferred tax assets for NOL carryforwards	(42,166)	(13,865)
Valuation allowance	42,166	13,865
Net changes in deferred income tax (benefit)	-	-
Total income tax provision	$-	$-

The net loss before income taxes and its provision for income taxes as follows:

	For the Period Ended
	March 31, 2022	March 31, 2021
Net loss before income tax	(207,079)	72,926
Statutory tax rate	20%	20%
Income tax provision	(41,416)	14,585
Movement in valuation allowance	42,166	(13,865)
Other, primarily the difference in tax rates	(750)	(721)
Income tax expenses	-	-

Significant components of the Company’s deferred taxes as of March 31, 2022 and December 31, 2021 were as follows:
	March 31,	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carry forwards	$277,654	$235,488
Less: Valuation allowance	(277,654)	(235,488)
Deferred tax assets, net	$-	$-

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

The Company recognized the stock-based compensation of marketing expenses based on quarterly basis, with a quarterly marketing expense of $62,500. There are 24 quarters in total.

Copyright and Distribution Agreement

On November 21, 2019, the Company and Shuang Hua International Culture Media Co, Ltd. (“Shuang Hua”), a corporation formed under laws of Taiwan, entered into an exclusive copyright and distribution agreement (the “Agreement”), pursuant to which, subject to the terms and condition therein, Shuang Hua granted the Company an exclusive right to produce, market, distribute and sell the bilingual films and electronic books of which the copyrights owned by Shuang Hua. In accordance to the agreement, the Company shall pay Shuang Hua a refundable deposit of in the aggregate amount of $2,894,000, before December 31, 2021. As of March 31, 2022, the Company has paid $1,030,000 to Shuang Hua and remaining outstanding payable of $1,864,000 to Shuang Hua.

Note 9. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of March 31, 2022 have been incorporated into these consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the results of operations and financial condition of EOS Inc. and its subsidiary(“EOS” or the “Company”) as of March 31, 2022 for the
three
months ended March 31, 2022 and 2021 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to EOS. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

U.S. Dollars are denoted herein by “USD,” “$” and “dollars”.

Note on COVID- 19

The COVID-19 pandemic is a highly fluid situation and it is not currently possible for us to reasonably estimate the impact it may have on our financial and operating results. We will continue to evaluate the impact of the COVID-19 pandemic on our business as we learn more and the impact of COVID-19 on our industry becomes clearer. We are complying health guidelines regarding safety procedures, including, but are not limited to, social distancing, remote working, and teleconferencing. The extent of the future impact of the COVID-19 pandemic on our business is uncertain and difficult to predict. Adverse global economic and market conditions as a result of COVID-19 could also adversely affect our business. If the pandemic continues to cause significant negative impacts to economic conditions, our results of operations, financial condition and liquidity could be adversely impacted.

Overview

EOS Inc. was incorporated in the State of Nevada on April 3, 2015.

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

Results of Operation

The following presents the consolidated result of the Company for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Net sales

Net sales were $33,064 for three months ended March 31, 2022, representing a decrease of $303,177, or 90.17%, as compared to $336,241 for the three months ended March 31, 2021. The decrease was primarily due to the impact of the epidemic, the sales revenue of water purifier machine decreased compared with the prior period.

Cost of sales

Cost of sales was $6,675 for the three months ended March 31, 2022, representing a decrease of $13,084 or 66.22%, as compared to $19,759 for the three months ended March 31, 2021.

Gross profit

Gross profit was $26,389 for the three months ended March 31, 2022, compared to $316,482 for the same period in 2021. Gross profit as a percentage of net sales was 79.81% for the three months ended March 31, 2022, compared to 94.12% in the same period in 2021. The decrease was primarily due to the impact of the epidemic, the sales revenue of water purifier machine decreased compared with the prior period.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $230,083 for the three months ended March 31, 2022, representing a decrease of $8,367 or 3.5%, as compared to $238,450 for the three months ended March 31, 2021.

Income (loss) from operations

Loss from operations was $203,694 for the three months ended March 31, 2022 compared to income from operations of $78,032 for the three months ended March 31, 2021, representing an decrease of $281,726 or 361.04%. Such decrease was primarily due to the decrease in sales and cost of sales.

Other income (loss)

Other loss was $3,385 for the three months ended March 31, 2022, reflecting a increase of $1,721, or 33.71%, compared to other loss of $5,106 for the three months March 31, 2021. The increase was mainly attributable to the increase in gain on foreign currency exchange.

Net income (loss)

As a result of the above factors, our net loss was $207,079 for the three months ended March 31, 2022, as compared to net income of $72,926 for the three months ended March 31, 2021, representing a decrease in income of $280,005 or 383.96%.

Liquidity and Capital Resources

Cash and cash equivalents were $61,529 at March 31, 2022 and $24,141 at December 31, 2021. Our total current assets were $2,032,748 at March 31, 2022, as compared to $2,037,901 at December 31, 2021. Our total current liabilities were $1,044,228 at March 31, 2022, as compared to $792,118 at December 31, 2021.

We had a working capital of $988,520 on March 31, 2022, compared to the working capital of $1,245,783 on December 31, 2021. The decrease in working capital was primarily attributable to the increase in due to shareholders and increased in inventory.

Net cash used in operating activities was $163,180 during the three months ended March 31, 2022, as compared to $130,864 for the three months ended March 31, 2021. The increase in net cash used in operating activities in the amount of $32,316 was primary attributable to the decrease in account receivable, increase in net loss and inventory.

Net cash used in investing activities was $0 during the three months ended March 31, 2022, as compared to $1,523 for the three months ended March 31, 2021. The decrease in net cash used in investing activities was due to the slight decrease in the acquisition of property, plant, and equipment.

Net cash provided by financing activities was $201,641 during the three months ended March 31, 2022, as compared to $52,449 for the three months ended March 31, 2021. The increase in net cash provided by financing activities was due to the proceeds from related party payable and borrowings.

As a result of the above factors, net increase in cash and cash equivalents were $37,388 for the three months ended March 31, 2022, as compared to net decrease of $80,499 for the three months ended March 31, 2021.

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

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally is five years. Depreciation expense is $361 and $543 for the three months ended March 31, 2022 and 2021, respectively.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the three months ended March 31, 2022:
Water purifier machine	$12,230
Automobile carbon reduction machine	6,795
Nutrition supplement	5,168
Software	8,871
Total	$33,064

For the three months ended March 31, 2021:
Water purifier machine	$336,241
Automobile carbon reduction machine	-
Nutrition supplement	-
Software	-
Total	$336,241

Revenue by Geography

For the three months ended March 31, 2022:
Asia Pacific	$33,064
Total	$33,064

For the three months ended March 31, 2021:
Asia Pacific	$336,241
Total	$336,241

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $nil and $349 for the three months ended March 31, 2022 and 2021, respectively.

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $1,400 and $1,558 for the three months ended March 31, 2022 and 2021, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

9

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

Concentration of Credit Risk

Cash and cash equivalents
: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”). The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of March 31, 2022, the Company had approximately $44,098 in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

Customers
: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the three months ended March 31, 2022, one customer accounted for more than 10% of the Company’s total revenues, representing approximately 100% of its total revenues, and
72
% of accounts receivable in aggregate at March 31, 2022.

Customer	Net sales for the three months ended March 31, 2022	Accounts receivable balance as of March 31, 2022
A	$33,064	$365,149

For the three months ended March 31, 2021, one customer accounted for more than 10% of the Company’s total revenues, representing approximately 100% of its total revenues, and 79% of accounts receivable in aggregate at March 31, 2021.

Customer	Net sales for the three months ended March 31, 2021	Accounts receivable balance as of March 31, 2021
A	$336,241	$336,241

Suppliers
: The Company’s inventory is purchased from various suppliers.

For the three months ended March 31, 2022, one supplier accounted for more than 10% of the Company’s total net purchase, representing approximately 96% of total net purchase, and 0% of accounts payable in aggregate at March 31, 2022, respectively:

Supplier	Net purchase for the three months ended March 31, 2022	Accounts payable balance as of March 31, 2022
A	$-	$-
B	$64,664	$-
C	$-	$-
D	$-	$-

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2022, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions and (iv) the absence of any independent directors. Therefore, our internal controls over financial reporting were not effective as of March 31, 2022.

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

Material Weaknesses and Corrective Actions

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, or proceeding by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or our subsidiary, threatened against or affecting our Company, our common stock, our subsidiary or of our companies or our subsidiary’s officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously disclosed.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive and Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, is formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOS Inc.

Date: May 23, 2022	By:	/s/ He-Siang Yang
He-Siang Yang
Principal Executive Officer, Principal Financial Officer, President and Chairman of the Board

