Form 10-Q
period 2022-06-30
EOS INC.
filed 2022-08-31
CIK 1651958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:
J
une
30, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 000-55661

EOS Inc.
(Exact name of registrant as specified in its charter)

Nevada	30-0873246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7F-1, No.162, Section2 Zhong Shan N. Rd, Zhong Shan District,
Taipei City 104, Taiwan (Republic of China)
(Address of principal executive offices, Zip Code)

+886-2-2586-8300
(Registrant’s telephone number, including area code)

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐
     No
☒

As of August
31
, 2022, the number of shares of registrant’s common stock outstanding is 183,781,560.

EOS, Inc.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim condensed consolidated financial statements of EOS Inc. are included in this Quarterly Report on Form 10-Q:

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2022 AND DECEMBER 31, 2021 (UNAUDITED)
(In U.S. Dollars, except share data or otherwise stated)

	June 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	87,328	24,141
Accounts receivable	316,572	548,201
Inventory, net	140,495	29,573
Advance to suppliers	217,173	280,224
Security deposits	1,051,448	1,127,989
Prepaid expenses and other current assets	28,623	27,773
Total Current Assets	1,841,639	2,037,901
Non-Current Assets
Property and equipment, net	24,887	6,739
Operating lease right of use asset, net	62,123	85,419
Total Non-Current Assets	87,010	92,158
Total Assets	$1,928,649	$2,130,059

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	50,853	-
Other payable and accrued expenses	48,553	88,040
Due to shareholders	212,979	30,858
Income tax payable	44,780	55,394
Other current liabilities	625,000	500,000
Operating lease liabilities - current	35,440	37,779
Short-term loan	75,456	80,047
Total Current Liabilities	1,093,061	792,118
Non-Current Liabilities
Long-term loan	151,820	204,133
Operating lease liabilities - non-current	26,683	47,640
Total Non-Current Liabilities	178,503	251,773
Total liabilities	1,271,564	1,043,891

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized, 1,500,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	1,500	1,500
Common stock ($0.001 par value; 575,000,000 shares authorized, 183,781,560 and 180,065,254 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	183,781	180,065
Additional paid-in capital	67,249	29,060
Deferred Stock Compensation	(40,674)	-
Retained earnings	385,390	722,925
Accumulated other comprehensive income	47,996	133,056
Total stockholders’ equity	645,242	1,066,606
Non-controlling interest	11,843	19,562
Total Equity	657,085	1,086,168

Total Liabilities and Stockholders’ Equity	$1,928,649	$2,130,059

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
(In U.S. Dollars, except share data or otherwise stated)

	For the Six Months			For the Three Months
	Ended June 30,			Ended June 30,
	2022		2021	2022		2021
Net sales		132,185	336,778		$99,121	537

Cost of sales		48,899	19,791		42,224	32

Gross profit		83,286	316,987		56,897	505

Selling, general and administrative expenses		440,654	505,246		210,571	266,796

Income (Loss) from operations		(357,368)	(188,259)		(153,674)	(266,291)

Other income (expense)
Interest income (expense)		(1,669)	(217)		(789)	(213)
Other income (expense)		4,865	(8,478)		7,370	(3,376)
Gain (loss) on foreign currency exchange		-	-		-	-
Gain (loss) on investment in equity securities		-	33,411		-	33,411
Total other income (expense)		3,196	24,716		6,581	29,822

Loss before income tax provision		(354,172)	(163,543)		(147,093)	(236,469)

Income tax provision		(10,475)	(50,959)		(10,475)	(50,959)

Net Loss		$(343,697)	(112,584)		$(136,618)	(185,510)

Other Comprehensive Income (Loss):
Net income (loss)
Net income (loss) attributable to non-controlling interests		$(6,162)	(507)		$(2,071)	(4,497)
Net income (loss) attributable to EOS and subsidiaries		(337,535)	(112,077)		(134,547)	(181,013)
Foreign currency translation adjustment, net of tax		(86,619)	9,046		(41,696)	33,074
Comprehensive loss		$(430,316)	(103,538)		$(178,314)	(152,436)

Net loss per share:
Basic and diluted	$	（ 0.00 ）	（ 1.51 ）	$	（ 0.00)	（ 2.09 ）

Weighted average number of common shares:
Basic and diluted		180,948,133	68,671		181,821,311	73,066

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(UNAUDITED)
(In U.S. Dollars, except share data or otherwise stated)

	Common Stock		Preferred Stock		Stock Compensation	Accumulated Additional Paid-in	Retained	Accumulated Other Comprehensive Income/	Non-Controlling
	Shares	Amount	Shares	Amount	Reserve	Capital	Earning	(Loss)	Interest	Total
Balance at December 31, 2021	180,065,254	$180,065	1,500,000	$1,500	$-	$29,060	$722,925	$133,056	$19,562	$1,086,168
Foreign currency translation adjustment	-	-	-	-	-	-	-	(44,080)	(843)	(44,923)
Net loss	-	-	-	-	-	-	(202,988)	-	(4,091)	(207,079)
Balance at March 31, 2022	180,065,254	$180,065	1,500,000	$1,500	$-	$29,060	$519,937	$88,976	$14,628	$834,166
Share issued for compensation	115,000	115	-	-	-	1,116	-	-	-	1,231
Defe r red compensation expense relating to issuance of restricted common stock	3,601,306	3,601	-	-	(38,534)	34,933	-	-	-	-
Deferred compensation expense relating to issuance of warrant	-	-	-	-	(2,140)	2,140	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	(40,980)	(714)	(41,694)
Net loss	-	-	-	-	-	-	(134,547)	-	(2,071)	(136,618)
Balance at June 30, 2022	183,781,560	$183,781	1,500,000	$1,500	$(40,674)	$67,249	$385,390	$47,996	$11,843	$657,085

Balance at December 31, 2020	74,123	74	-	-	-	186,474	1,058,090	87,051	24,544	1,356,233
Foreign currency translation adjustment	-	-	-	-	-	-	-	(23,514)	(514)	(24,028)
Net loss	-	-	-	-	-	-	68,936	-	3,990	72,926
Balance at March 31, 2021	74,123	$74	-	$-	$-	$186,474	$1,127,026	$63,537	$28,020	$1,405,131
Cancellation of common stock	(10,000)	(10)	-	-	-	(33,401)	-	-	-	(33,411)
Reverse Stock Split Adjustment	1,131	1	-	-	-	(1)	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	32,370	704	33,074
Net loss	-	-	-	-	-	-	(181,013)	-	(4,497)	(185,510)
Balance at June 30, 2021	65,254	$65	-	$-	$-	$153,072	$946,013	$95,907	$24,227	$1,219,284

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
(In U.S. Dollars, except share data or otherwise stated)

	For the Six Months
	Ended June 30,
Cash Flows from Operating Activities	2022	2021
Net income (loss)	$(343,697)	$(112,584)
Adjustments to reconcile net income to net cash provided by operating activities
Bad Debt Expenses (Recovery)	(17,900)	-
Depreciation	636	1,109
Loss on investment in equity securities	-	(33,411)
Amortization of right-of-use asset	18,138	-
Stock based compensation/Shares issued for expenses	1,231	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	235,129	(172,549)
Decrease (increase) in inventory	(117,044)	(68,886)
Decrease (increase) in advance to suppliers	45,759	14,707
Decrease (increase) in security deposits and other assets	(2,834)	11,232
Increase (decrease) in accounts payable	52,706	(267,501)
Increase (decrease) in accrued expenses	90,258	344,947
Increase (decrease) in tax payable	(7,911)	(53,146)
Increase (decrease) in operating lease liabilities	(18,138)	-
Net cash used in operating activities	(63,667)	(336,082)

Cash flows from Investing activities
Purchase of equipment	(19,919)	(1,525)
Net cash used in investing activities	(19,919)	(1,525)

Cash flows from Financing activities
Proceeds from related party payable	304,088	153,396
Repayment to related party	(114,378)	-
Proceeds from borrowings	-	121,561
Repayment to borrowings	(38,992)	-
Net cash provided by financing activities	150,718	274,957

Effect of exchange rate changes on cash and cash equivalents	(3,945)	512
Net increase (decrease) in cash and cash equivalents	63,187	(62,138)

Cash and Cash Equivalents
Beginning	24,141	122,482
Ending	$87,328	$60,344

Supplemental Disclosure of Cash Flows
Cash paid during the periods for:
Interest	$1,682	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Deferred compensation expense relating to issuance of restricted common stock	$38,534	$-
Deferred compensation expense relating to issuance of warrant	$2,140	$-

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

Property and Equipment

Property and equipment are carried at cost net of accumulated depreciation. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method
over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally over five years. Depreciation expense is $636 and $1,109 for the six months ended June 30, 2022 and 2021, respectively.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the six months ended June 30, 2022:
Water purifier machine	$12,105
Automobile carbon reduction machine	8,993
Nutrition supplement	55,486
Software	53,161
Other materials	2,440
Total	$132,185

For the six months ended June 30, 2021:
Water purifier machine	$336,778
Automobile carbon reduction machine	-
Nutrition supplement	-
Software	-
Total	$336,778

Revenue by Geography

For the six months ended June 30, 2022:
Asia Pacific	$132,185
Total	$132,185

For the six months ended June 30, 2021:
Asia Pacific	$336,778
Total	$336,778

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $
2,040
and $350 for the six months ended June 30, 2022 and 2021, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as compensation expense on a straight-line basis over the requisite service period, based on the terms of the awards. The Company calculates the fair value of option grants utilizing the Black-Scholes pricing model and estimates the fair value of the stock based upon the estimated fair value of the common stock.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the guidance in ASC 718 to include share-based payments for goods and services to non-employees and generally aligns it with the guidance for share-based payments to employees. In accordance with ASU 2018-07, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the underlying equity instrument. The fair value of the equity instrument is charged directly to compensation expense and additional-paid-in capital over the period during which services are rendered.

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $2,844 and $3,122 for the six months ended June 30, 2022 and 2021, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Earnings (Loss) Per Share

Basic income per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. Dilutive shares are excluded the exercise price is greater than the average market price and when the Company incurred a net loss as the inclusion of such shares would have an anti-dilutive effect.

For the six months ended June 30, 2022 and 2021, warrants were excluded as dilutive shares as the Company incurred a net loss.

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

Concentration of Credit Risk

Cash and cash equivalents
: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”). The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of June 30, 2022, the Company had approximately $nil in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

Customers
: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the six months ended June 30, 2022, two customers
accounted for more than 10% of the Company’s total revenues, representing approximately 81% of its total revenues, and 92% of accounts receivable in aggregate at June 30, 2022.

Customer	Net sales for the six months ended June 30, 2022	Accounts receivable balance as of June 30, 2022
A	$59,254	$289,735
B	47,805	-

For the six months ended June 30, 2021, one customer accounted for more than 10% of the Company’s total revenues, representing approximately 100% of its total revenues, and 95% of accounts receivable in aggregate at June 30, 2021.

Customer	Net sales for the six months ended June 30, 2021	Accounts receivable balance as of June 30, 2021
A	$336,778	$330,853

Suppliers
: The Company’s inventory is purchased from various suppliers.

For the six months ended June 30, 2022, two suppliers
accounted for more than 10% of the Company’s total net purchase, representing approximately 97% of total net purchase, and 100% of accounts payable in aggregate at June 30, 2022, respectively:

Supplier	Net purchase for the six months ended June 30, 2022	Accounts payable balance as of June 30, 2022
A	$-	$-
B	$117,676	$-
C	$-	$-
D	$42,487	$50,853

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

Note 2. LEASE

As of June 30, 2022, the Company has two operating lease agreement for its car with remaining lease terms of 21 months and photocopier with remaining lease terms of 9 months, respectively. The Company does not have any other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

Operating lease expenses were $19,052 and $21,844 for the six months ended June 30,2022 and 2021, respectively.

The components of lease expense and supplemental cash flow information related to leases for the year ended are as follows:

Lease Cost	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Operating lease cost (included in general and administrative expenses in the Company’s statement of operations)	$19,052	-

Other Information
Right-of-use assets obtained in exchange for new operating leases liabilities	82,678	-
Cash paid for amounts included in the measurement of lease liabilities for the year ended	-	-
Weighted average remaining lease term – operating leases (in years)	1.75	-
Average discount rate – operating lease	2.44%	-

The supplemental balance sheet information related to leases for the period is as follows:

	June 30, 2022	December 31, 2021
Operating leases
Right-of-use assets	$62,123	$-

Operating lease liabilities	$62,123	$-

The undiscounted future minimum lease payment schedule as follows:

For the six months ending June 30,
2022	18,360
2023	36,751
2024	9,274
Total lease payments	64,385
Less: Interest	(2,262)
Total	62,123

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

As of June 30, 2022 and December 31, 2021, the Company has paid $1,030,000 and $1,030,000 to Shuang Hua, respectively, and are recorded as other long-term assets. Due to Covid-19 in 2020, the Company has not started its business plan with the exclusive copyright and distribution agreement. The Company will extend it for another two years.

Note 4. RELATED PARTY TRANSACTIONS

Related parties of the Company during the six months ended June 30, 2022 and December 31, 2021 consist of the following:

Name of Related Party	Nature of Relationship
Yu Cheng Yang	Majority Shareholder, Director and Officer of the Company
Co-Innovation Group Limited	Company under control of Yu Cheng Yang
World Capital Holding Limited	Company under control by Shanghai Qifan Qiye Management Co., Ltd.’s shareholders, former non-controlling interest of the Company

Due to shareholders

The Company has advanced funds from its directors and shareholders Yu Cheng Yang for working capital purposes. As of J une
30, 2022 and December 31, 2021, there were $212,979 and $30,858 advance outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after thirty days of written notice by the director and shareholder.

On July 8, 2021, the Company issued the 90,000,000 shares of common stock to convert $59,219 owed to Mr. Yang.

Mr. Yang advanced
$304,088
 to the Company as working capital, and the Company repaid $114,378 to Mr. Yang for the six months ended June 30, 2022.

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
th
to 60
th
is 2% per annum.

As of June 30, 2022 and December 31, 2021, the outstanding balance of the term loan is $227,276 and $284,180, of which $75,456 and $80,047 is due within one year and classified as short term, and $151,820 and $204,133 is due after one year, and has classified as long term, respectively.

Interest expenses were $1,681 for the six months ended June 30, 2022.

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

Common Stock

On May 19, 2022, the Company issued 3,601,306
shares of restricted common stock to non-employees, the amount is recorded as deferred (unearned) compensation of

$38,534
, due to the service has not been started.

On May 19, 2022, the Company issued 115,000
shares of restricted common stock to
non
-employees as compensation in the amount of

$1,231.

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

Warrants

On February 3, 2022, the Company granted the issuance of warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $2 per share with an expiration date of December 22, 2027 to a consultant or its designees as compensation. The warrants were fully vested upon issuance.

A summary of warrant activities as follows:

		Weighted Average Exercise	Weighted Average Remaining Contractual Term
	Number of Shares	Price	(Years)

Warrants outstanding at December 31, 2021	-	$-	-
Granted	200,000	2.00	5.48
Exercised	-	-	-
Expired	-	-	-
Warrants outstanding at June 30, 2022	200,000	$2.00	5.48
Warrants exercisable at June 30, 2022	200,000	$2.00	5.48

Note 7. STOCK BASED COMPENSATION

Restricted Stock

On May 19, 2022, the Company issued 3,601,306 shares of restricted common stock to non-employees, the amount is recorded as deferred (unearned) compensation of $38,534, due to the service has not been started. The fair value of the shares was determined based on a contemporaneous valuation report
.

On May 19, 2022, the Company issued 115,000 shares of restricted common stock to non
-employees as compensation in the amount of $1,231.
The shares were fully vested upon issuance as there were no other conditions required for the shares to vest.
The fair value of the shares was determined based on
a contemporaneous valuation report

Warrants

On February 3, 2022, the Company granted the issuance of warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $2 per share with an expiration date of December 22, 2027 to a consultant or its designees as compensation. The warrants were fully vested upon issuance as there were no other conditions required for the warrants to vest.

The fair value of the warrants was determined using the Black-Scholes option pricing model which requires the input of subjective assumptions, the expected life of the warrants, and the expected stock price volatility. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

The assumptions used to determine the fair value of the Warrants as follows:

	Six Months Ended June 30,
	2022	2021
Expected life (years)	5.89	N/A
Risk-free interest rate	0.76%	N/A
Expected volatility	329.86%	N/A
Dividend yield	0%	N/A

The expected life of the warrants was estimated using the “simplified method,” as the Company has no historical information to develop reasonable expectations about future exercise patterns for its warrant grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The expected life of awards that vest immediately use the contractual maturity since they are vested when issued.

For stock price volatility, the Company calculated its expected volatility based on historical closing price of its common stock, par value $0.001 per share. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the warrant at the grant-date.

Stock based compensation were $1,231 and $0 for the six months ended June 30, 2022 and 2021.

Note 8. INCOME TAXES

United States

EOS, Inc. is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. As of June 30, 2022, the Company had net operating loss carry forwards of $1,189134 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100% valuation allowance has offset deferred tax asset resulting from the net operating losses.

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

People’s Republic of China (“PRC”)

Under the Enterprise Income Tax (“EIT”) Law of the PRC, the standard EIT rate is 25%. The PRC subsidiary of the Company is subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. No provision for income taxes have been made as Maosong had no taxable income as of and for the six months ended June 30, 2022.

Provision for income tax consists of the following:

	Six Months Ended June 30,
	2022	2021
Current income tax
U.S.	$-	$-
Taiwan	-	-
PRC	-	-
Sub total	-	-

Deferred income tax
Deferred tax assets for NOL carryforwards	(72,025)	(23,624)
Valuation allowance	72,025	23,624
Net changes in deferred income tax (benefit)	-	-
Total income tax provision	$-	$-

The net loss before income taxes and its provision for income taxes as follows:

	For the Period Ended
	June 30, 2022	June 30, 2021
Net loss before income tax	(352,941)	(112,584)
Statutory tax rate	20%	20%
Income tax provision	(70,588)	(22,517)
Computed expected benefit	10,475	-
Valuation allowance	72,025	23,565
Other, primarily the difference in tax rates	(1,437)	(1,048)
Income tax expenses	10,475	-

Significant components of the Company’s deferred taxes assets as follows:

	For the Period Ended
Deferred tax assets:	June 30, 2022	December 31, 2021
Net operating loss carryforwards	307,513	235,488
Less: Valuation allowance	(307,513)	(235,488)
Deferred tax assets, net	-	-

Note
9
. COMMITMENTS AND CONTINGENCIES

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

Copyright and Distribution Agreement

On November 21, 2019, the Company and Shuang Hua International Culture Media Co, Ltd. (“Shuang Hua”), a corporation formed under laws of Taiwan, entered into an exclusive copyright and distribution agreement (the “Agreement”), pursuant to which, subject to the terms and condition therein, Shuang Hua granted the Company an exclusive right to produce, market, distribute and sell the bilingual films and electronic books of which the copyrights owned by Shuang Hua. In accordance to the agreement, the Company shall pay Shuang Hua a refundable deposit of in the aggregate amount of $2,894,000, before December 31, 2021. As of June 30, 2022, the Company has paid $1,030,000 to Shuang Hua and remaining outstanding payable of $1,864,000 to Shuang Hua.

Note
10
. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of June 30, 2022 have been incorporated into these consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of Operation

The following presents the consolidated result of the Company for the three months ended J une
30, 2022 compared to the three months ended June 30, 2021.

Net sales

Net sales were $99,121 for three months ended June 30, 2022, representing an increase  of $98,584, or 18358%, as compared to $537 for the three months ended June 30, 2021. The decrease was primarily due to the impact of the epidemic, the sales revenue of water purifier machine decreased compared with the prior period.

Cost of sales

Cost of sales was $42,224 for the three months ended June 30, 2022, representing a increase
of $42,192 or 131850%, as compared to $32 for the three months ended June 30, 2021.

Gross profit

Gross profit was $56,897 for the three months ended June 30, 2022, compared to $505 for the same period in 2021. Gross profit as a percentage of net sales was 57.40% for the three months ended June 30, 2022, compared to 94.04% in the same period in 2021. The decrease was primarily due to the impact of the epidemic, the sales revenue of water purifier machine decreased compared with the prior period.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $210,571 for the three months ended June 30, 2022, representing a decrease of $56,225 or 21.07%, as compared to $266,796 for the three months ended June 30, 2021.

Income (loss) from operations

Loss from operations was $153,674 for the three months ended June 30, 2022 compared to loss from operations of $266,291 for the three months ended June 30, 2021, representing a decrease of $112,617 or 42
.29
%
. Such decrease was primarily due to the decrease in sales and cost of sales.

Other income (loss)

Other income was $6,581 for the three months ended June 30, 2022, reflecting a decrease of $23,241, or 77.93%, compared to other income of $29,822 for the three months June 30, 2021. The decrease was mainly attributable to the no investment disposal income in the current period

Net income (loss)

As a result of the above factors, our net loss was $136,618 for the three months ended June 30, 2022, as compared to net loss of $185,510 for the three months ended June 30, 2021, representing a decrease in loss of $48,892 or 26.36%.

Results of Operation
The following presents the consolidated result of the Company for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Net sales

Net sales were $132,185 for six months ended June 30, 2022, representing a decrease of $204,593, or 60.75%, as compared to $336,778 for the six months ended June 30, 2021. The decrease was primarily due to the impact of the epidemic, the sales revenue of water purifier machine decreased compared with the prior period.

Cost of sales

Cost of sales was $48,899 for the six months ended June 30, 2022, representing an increase  of $29,108 or 147.08%, as compared to $19,791 for the six months ended June 30, 2021.

Gross profit

Gross profit was $83,286 for the six months ended June 30, 2022, compared to $316,987 for the same period in 2021. Gross profit as a percentage of net sales was 63.01% for the six months ended June 30, 2022, compared to 94.12% in the same period in 2021. The decrease was primarily due to the impact of the epidemic, the sales revenue of water purifier machine decreased compared with the prior period.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $440,654 for the six months ended June 30, 2022, representing a decrease of $64,592 or 12.78%, as compared to $505,246 for the six months ended June 30, 2021.

Income (loss) from operations

Loss from operations was $357,368 for the six months ended June 30, 2022 compared to loss from operations of $188,259 for the six months ended June 30, 2021, representing a decrease of $169,109 or 89.83%. Such increase was primarily due to the decrease in sales and increase in cost of sales.

Other income (loss)

Other
income
 was $3,196 for the six months ended June 30, 2022, reflecting a decrease of $21,520, or 87.07%, compared to other income of $24,716 for the three months June 30, 2021. The decrease was mainly attributable to no investment disposal income in the current period
.

Net loss

As a result of the above factors, our net loss was $343,697 for the six months ended June 30, 2022, as compared to net loss of $112,584 for the six months ended June 30, 2021, representing a decrease in income of $231,113 or 205.28%.

Liquidity and Capital Resources

Cash and cash equivalents were $87
,328
at June 30, 2022 and $24,141 at December 31, 2021. Our total current assets were $1,841,639 at June 30, 2022, as compared to $2,037,901 at December 31, 2021. Our total current liabilities were $1,093,061 at June 30, 2022, as compared to $792,118 at December 31, 2021.

We had a working capital of $748,578 on June 30, 2022, compared to the working capital of $1,245,783 on December 31, 2021. The decrease in working capital was primarily attributable to the increase in amount due to shareholders and increased in inventory.

Net cash used in operating activities was $63,667 during the six months ended June 30, 2022, as compared to $336,082 for the six months ended June 30, 2021. The increase in net cash used in operating activities in the amount of $272,415 was primary attributable to the decrease in account receivable, increase in net loss and inventory.

Net cash used in investing activities was $19,919 during the six months ended June 30, 2022, as compared to $1,525 for the six months ended June 30, 2021. The increase

in net cash used in investing activities was due to the
in
crease in the acquisition of equipment.

Net cash provided by financing activities was $150,718 during the six months ended June 30, 2022, as compared to $274,957 for the six months ended June 30, 2021. The increase in net cash provided by financing activities was due to the proceeds from related party payable and borrowings.

As a result of the above factors, net increase in cash and cash equivalents were $63187 for the six months ended June 30, 2022, as compared to net decrease of $62,138 for the six months ended June 30, 2021.

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

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally is five years. Depreciation expense is $636 and $1,109 for the six months ended June 30, 2022 and 2021, respectively.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the six months ended June 30, 2022:
Water purifier machine	$12,105
Automobile carbon reduction machine	8,993
Nutrition supplement	55,486
Software	53,161
Other materials	2,440
Total	$132,185

For the six months ended June 30, 2021:
Water purifier machine	$336,778
Automobile carbon reduction machine	-
Nutrition supplement	-
Software	-
Total	$336,778

Revenue by Geography

For the six months ended June 30, 2022:
Asia Pacific	$132,185
Total	$132,185

For the six months ended June 30, 2021:
Asia Pacific	$336,778
Total	$336,778

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $2,040 and $350 for the six months ended June 30, 2022 and 2021, respectively.

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $2
,844
and $3,122 for the six months ended June 30, 2022 and 2021, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

8

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

Concentration of Credit Risk

Cash and cash equivalents
: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”). The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of June 30, 2022, the Company had approximately $0 in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

Customers
: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the six months ended June 30, 2022, two customer’s accounted for more than 10% of the Company’s total revenues, representing approximately 81% of its total revenues, and 92% of accounts receivable in aggregate at June 30, 2022.

Customer	Net sales for the six months ended June 30, 2022	Accounts receivable balance as of June 30, 2022
A	$59,254	$289,735
B	$47,805

For the six months ended June 30, 2021, one customer accounted for more than 10% of the Company’s total revenues, representing approximately 100% of its total revenues, and 95% of accounts receivable in aggregate at June 30, 2021.

Customer	Net sales for the six months ended June 30, 2021	Accounts receivable balance as of June 30, 2021
A	$336,778	$330,853

Suppliers
: The Company’s inventory is purchased from various suppliers.

For the six months ended June 30, 2022, two supplier accounted for more than 10% of the Company’s total net purchase, representing approximately 97% of total net purchase, and 100% of accounts payable in aggregate at June 30, 2022, respectively:

Supplier	Net purchase for the six months ended June 30, 2022	Accounts payable balance as of June 30, 2022
A	$-	$-
B	$117,675	$-
C	$-	$-
D	$42,457	$50,853

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2022, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions and (iv) the absence of any independent directors. Therefore, our internal controls over financial reporting were not effective as of June 30, 2022.

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

EOS Inc.

Date: A u gust 31 2022	By:	/s/ He-Siang Yang
He-Siang Yang
Principal Executive Officer, Principal Financial Officer, President and Chairman of the Board

