Form 10-Q
period 2022-09-30
EOS INC.
filed 2022-11-14
CIK 1651958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2022

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

As of November
10
, 2022, the number of shares of registrant’s common stock outstanding is 183,781,560.

EOS, Inc.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim condensed consolidated financial statements of EOS Inc. are included in this Quarterly Report on
Form 10-Q:

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021 (UNAUDITED)
(In U.S. Dollars, except share data or otherwise stated)

	September 30,	December 31,
	2022	2021
Assets
Current Assets
Cash and cash equivalents	17,575	24,141
Accounts receivable	397,476	548,201
Inventory, net	57,902	29,573
Advance to suppliers	161,092	280,224
Security deposits	983,035	1,127,989
Prepaid expenses and other current assets	20,686	27,773
Total Current Assets	1,637,766	2,037,901
Non-Current Assets
Property and equipment, net	23,023	6,739
Operating lease right of use asset, net	49,841	85,419
Total Non-Current Assets	72,864	92,158
Total Assets	$1,710,630	$2,130,059
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	1,636	-
Other payable and accrued expenses	51,580	88,040
Due to shareholders	198,745	30,858
Income tax payable	46,046	55,394
Other current liabilities	699,918	500,000
Operating lease liabilities - current	33,154	37,779
Short-term loan	70,983	80,047
Total Current Liabilities	1,102,062	792,118
Non-Current Liabilities
Long-term loan	124,225	204,133
Operating lease liabilities - non-current	16,687	47,640
Total Non-Current Liabilities	140,912	251,773
Total liabilities	1,242,974	1,043,891

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized, 1,500,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	1,500	1,500
Common stock ($0.001 par value; 575,000,000 shares authorized, 183,781,560 and 180,065,254 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	183,781	180,065
Additional paid-in capital	67,249	29,060
Deferred Stock Compensation	(40,674)	-
Retained earnings	266,641	722,925
Accumulated other comprehensive income	(21,899)	133,056
Total stockholders’ equity	456,598	1,066,606
Non-controlling interest	11,058	19,562
Total Equity	467,656	1,086,168
Total Liabilities and Stockholders’ Equity	$1,710,630	$2,130,059

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
AND
2021 (UNAUDITED)
(In U.S. Dollars, except share data or otherwise stated)

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Net sales	$432,190	886,020	$300,005	549,242
Cost of sales	264,425	392,891	215,526	373,100
Gross profit	167,765	493,129	84,479	176,142
Selling, general and administrative expenses	643,642	782,242	202,988	276,996
Loss from operations	(475,877)	(289,113)	(118,509)	(100,854)
Other expense
Interest expense	(3,122)	(1,043)	(1,453)	(826)
Other income ( expense )	4,704	(48,676)	(161)	(40,198)
Gain on investment in equity securities	-	33,411	-	-
Total other income (expense)	1,582	(16,308)	(1,614)	(41,024)

Loss before income tax provision	(474,295)	(305,421)	(120,123)	(141,878)

Income tax provision (benefits)	(10,274)	(51,058)	201	(99)

Net Loss	$(464,021)	(254,363)	$(120,324)	(141,779)

Other Comprehensive Income (Loss):
Net loss attributable to non-controlling interests	$(7,738)	(507)	$(1,575)	-
Net loss attributable to EOS and subsidiaries	(456,283)	(253,856)	(118,749)	(141,779)
Foreign currency translation adjustment, net of tax	(155,723)	13,287	(69,103)	4,431
Comprehensive loss	$(619,744)	(241,076)	$(189,427)	(137,348)

Net loss per share:
Basic and diluted	$(0.00)	(0.01)	$(0.00)	(0.00)

Weighted average number of common shares:
Basic and diluted	181,902,988	42,592,727	185,518,529	126,260,906

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(UNAUDITED)
(In U.S. Dollars, except
share
data
or
otherwise stated)

	Common stock		Preferred Stock		Deferred Stock	Accumulated Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Compensation	Capital	Earning	Income (Loss)	Interest	Total
Balance at December 31, 2021	180,065,254	$180,065	1,500,000	$1,500	$-	$29,060	$722,925	$133,056	$19,562	$1,086,168
Foreign currency translation adjustment	-	-	-	-	-	-	-	(44,080)	(843)	(44,923)
Net loss	-	-	-	-	-	-	(202,988)	-	(4,091)	(207,079)
Balance at March 31, 2022	180,065,254	$180,065	1,500,000	$1,500	$-	$29,060	$519,937	$88,976	$14,628	$834,166
Share issued for compensation	115,000	115				1,116				1,231
Deferred compensation expense relating to issuance of restricted common stock	3,601,306	3,601	-	-	(38,534)	34,933	-	-	-	-
Deferred comp e nsation expense relating to issuance of warrant	-	-	-	-	(2,140)	2,140	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	(40,980)	(714)	(41,694)
Net loss	-	-	-	-	-	-	(134,547)	-	(2,071)	(136,618)
Balance at June 30, 2022	183,781,560	$183,781	1,500,000	$1,500	$(40,674)	$67,249	$385,390	$47,996	$11,843	$657,085
Foreign currency translation adjustment	-	-	-	-	-	-	-	(69,895)	790	(69,105)
Net loss	-	-	-	-	-	-	(118,749)	-	(1,575)	(120,324)
Balance at September 30, 2022	183,781,560	$183,781	1,500,000	$1,500	$(40,674)	$67,249	$266,641	$(21,899)	$11,058	$467,656

Balance at December 31, 2020	74,123	74	-	-	-	186,474	1,058,090	87,051	24,544	1,356,233
Foreign currency translation adjustment	-	-	-	-	-	-	-	(23,514)	(514)	(24,028)
Net loss	-	-	-	-	-	-	68,936	-	3,990	72,926
Balance at March 31, 2021	74,123	$74	-	$-	$-	$186,474	$1,127,026	$63,537	$28,020	$1,405,131
Cancellation of common stock	(10,000)	(10)	-	-	-	(33,401)	-	-	-	(33,411)
Reverse Stock Split Adjustment	1,131	1	-	-	-	(1)	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	32,370	704	33,074
Net loss	-	-	-	-	-	-	(181,013)	-	(4,497)	(185,510)
Balance at June 30, 2021	65,254	$65	-	$-	$-	$153,072	$946,013	$95,907	$24,227	$1,219,284
Shares Issued for Liability Converted	90,000,000	90,000	-	-	-	(20,542)	-	-	-	69,458
Shares Issued for minority controlling interests of its subsidiary	90,000,000	90,000	-	-	-	(90,000)	-	-	-	-
Issuance of Preferred Stock to related party	-	-	1,500,000	1,500	-	(1,500)	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	4,431	-	4,431
Net loss	-	-	-	-	-	-	(141,779)	-	-	(141,779)
Balance at September 30, 2021	180,065,254	$180,065	1,500,000	$1,500	$-	$41,030	$804,234	$100,338	$24,227	$1,151,394

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
(In U.S. Dollars, except share data
or
otherwise stated)

	For the Nine Months
	Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(464,021)	$(254,363)
Adjustments to reconcile net income to net cash provided by operating activities
Bad debt recovery	(17,557)	-
Depreciation	898	1,677
Amortization of right-of-use asset	26,767
Unrealized (gain) loss from investment		(33,411)
Stock based compensation	1,231	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	136,127	(64,569)
Decrease (increase) in inventory	(34,915)	289,835
Decrease (increase) in advance to suppliers	90,587	(83,766)
Decrease (increase) in security deposits and other assets	21,803	3,636
Increase (decrease) in accounts payable	1,778	(20,575)
Increase (decrease) in accrued expenses	160,111	153,419
Increase (decrease) in tax payable	(7,664)	(27,728)
Increase (decrease) in operating lease liabilities	(26,767)	-
Net cash used in operating activities	(111,622)	(35,845)

Cash flows from Investing activities
Purchase of equipment	(19,537)	(1,528)
Net cash used in investing activities	(19,537)	(1,528)

Cash flows from Financing activities
Proceeds from related party payable	362,308	(19,698)
Repayment to related party	(177,738)	-
Proceeds from borrowings	-	133,854
Repayment to borrowings	(57,102)	-
Net cash provided by financing activities	127,468	114,156

Effect of exchange rate changes on cash and cash equivalents	(2,876)	1,465
Net increase (decrease) in cash and cash equivalents	(6,566)	78,248
Cash and Cash Equivalents
Beginning	24,141	122,482
Ending	$17,575	$200,730
Supplemental Disclosure of Cash Flows
Cash paid during the periods for:
Interest	$3,135	$2,179
Income taxes	$-	$(51,058)

Non-cash investing and financing activities:
Related party debt converted to Common stock	$-	$69,459
Issuance of Common Stock for minority controlling interests of its subsidiary	$-	$90,000
Issuance of Preferred Stock to related party	$-	$1,500
Deferred compensation expense relating to issuance of restricted common stock	$38,534	$-
Deferred compensation expense relating to issuance of warrant	$2,140	$-

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

Property and Equipment

Property and equipment are carried at cost net of accumulated depreciation. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally over five years. Depreciation expense is $898 and $1,677 for the nine months ended S eptem
ber 30, 2022 and 2021, respectively.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the nine months ended September 30, 2022:
Water purifier machine	$11,873
Automobile carbon reduction machine	21,665
Nutrition supplement	110,355
Software	285,920
Other materials	2,377
Total	$432,190

For the nine months ended September 30, 2021:
Water purifier machine	$886,020
Automobile carbon reduction machine	-
Nutrition supplement	-
Software	-
Total	$886,020

Revenue by Geography

For the nine months ended September 30, 2022:
Asia Pacific	$432,190
Total	$432,190

For the nine months ended September 30, 2021:
Asia Pacific	$886,020
Total	$886,020
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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $2,002 and $399 for the nine months ended September 30, 2022 and 2021, respectively.

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

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $
4,105
and $4,541 for the nine months ended September 30, 2022 and 2021, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

For the nine months ended September 30, 2022 and 2021, warrants were excluded as dilutive shares as the Company incurred a net loss.

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

Concentration of Credit Risk

Cash and cash equivalents
: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”). The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of September 30, 2022, the Company had approximately $nil in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

Customers
: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the nine months ended September 30, 2022, three customers accounted for more than 10% of the Company’s total revenues, representing approximately 95% of its total revenues, and 97% of accounts receivable in aggregate at September 30, 2022.

Customer	Net sales for the nine months ended September 30, 2022	Accounts receivable balance as of September 30, 2022
A	$69,268	$295,699
B	$271,332	$36,373
C	$71,867	$54,403

For the nine months ended September 30, 2021, one customer accounted for more than 10% of the Company’s total revenues, representing approximately 100% of its total revenues, and 100% of accounts receivable in aggregate at September 30, 2021.

Customer	Net sales for the nine months ended September 30, 2021	Accounts receivable balance as of September 30, 2021
A	$886,020	$243,933

Suppliers
: The Company’s inventory is purchased from various suppliers.

For the nine months ended September 30, 2022, two suppliers
accounted for more than 10% of the Company’s total net purchase, representing approximately 98% of total net purchase, and 100% of accounts payable in aggregate at September 30, 2022, respectively:

Supplier	Net purchase for the nine months ended September 30, 2022	Accounts payable balance as of September 30, 2022
A	$-	$-
B	$106,185	$-
C	$-	$-
D	$162,845	$1,636

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

Note 2. LEASE

As of September 30, 2022, the Company has two operating lease agreement for its car with remaining lease terms of 18 months and photocopier with remaining lease terms of 6 months, respectively. The Company does not have any other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

Operating lease expenses were $20,126 and $38,100 for the nine months ended September 30,2022 and 2021, respectively.

The components of lease expense and supplemental cash flow information related to leases for the year ended are as follows:

Lease Cost	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Operating lease cost (included in general and administrative expenses in the Company’s statement of operations)	$28,242	-

Other Information
Right-of-use assets obtained in exchange for new operating leases liabilities	82,678	-
Cash paid for amounts included in the measurement of lease liabilities for the year ended	-	-
Weighted average remaining lease term – operating leases (in years)	1.5	-
Average discount rate – operating lease	2.44%	-

The supplemental balance sheet information related to leases for the period is as follows:

	September 30, 2022	December 31, 2021
Operating leases
Right-of-use assets	$49,841	$85,419

Operating lease liabilities	$49,841	$85,419

The future minimum lease payment schedule as follows:

For the nine months ending September 30,
2022	8,596
2023	33,806
2024	8,403
Total lease payments	50,805
Less: Interest	(964)
Total	49,841

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

As of September 30, 2022 and December 31, 2021, the Company has paid $1,030,000 and $1,030,000 to Shuang Hua, respectively, and are recorded as other long-term assets. Due to Covid-19 in 2020, the Company has not started its business plan with the exclusive copyright and distribution agreement. The Company will extend it for another two years.

Note 4. RELATED PARTY TRANSACTIONS

Related parties of the Company during the
nine months ended September 30, 2022
and December 31, 2021 consist of the following:

Name of Related Party	Nature of Relationship
Yu Cheng Yang	Majority Shareholder, Director and Officer of the Company
Co-Innovation Group Limited	Company under control of Yu Cheng Yang
World Capital Holding Limited	Company under control by Shanghai Qifan Qiye Management Co., Ltd.’s shareholders, former non-controlling interest of the Company

Due to shareholders

The Company has advanced funds from its directors and shareholders Yu Cheng Yang for working capital purposes. As of September 30, 2022 and December 31, 2021, there were $198,745 and $30,858 advance outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after thirty days of written notice by the director and shareholder.

On July 8, 2021, the Company issued the 90,000,000 shares of common stock to convert $59,219 owed to Mr. Yang.

Mr. Yang advanced $
344,897
 and $200,267 to the Company as working capital, and the Company repaid $160,327 and $219,965 to Mr. Yang for the nine months ended September 30, 2022 and 2021, respectively.

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
th
to 60
th
is 2% per annum.

As of September 30, 2022 and December 31, 2021, the outstanding balance of the term loan is $195,208 and $284,180, of which $
70,983
and $80,047 is due within one year and classified as short term, and $124,225 and $204,133 is due after one year, and has classified as long term, respectively.

Interest expenses were $3,134 and $2,179 for the nine months ended September 30, 2022 and 2021, respectively.

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

On May 19, 2022, the Company issued 115,000 shares of restricted common stock to non-employees as compensation in the amount of $1,231.

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

A summary of warrant activities as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Warrants outstanding at December 31, 2021	-	$-	-
Granted	200,000	2.00	5.23
Exercised	-	-	-
Expired	-	-	-
Warrants outstanding at September 30, 2022	200,000	$2.00	5.23
Warrants exercisable at September 30, 2022	200,000	$2.00	5.23

Note 7. STOCK BASED COMPENSATION

Restricted Stock

On May 19, 2022, the Company issued 3,601,306 shares of restricted common stock to non-employees, the amount is recorded as deferred (unearned) compensation of $38,534, due to the service has not been started. The fair value of the shares was determined based on a contemporaneous valuation report
.

On May 19, 2022, the Company issued 115,000 shares of restricted common stock to non-employees as compensation in the amount of $1,231.
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

	Nine Months Ended September 30,
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

Stock based compensation were $1,231 and $nil for the nine months ended September 30, 2022 and 2021, respectively.

Note 8. INCOME TAXES

United States

EOS, Inc. is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. As of September 30, 2022, the Company had net operating loss carry forwards of $1,251,634 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100% valuation allowance has offset deferred tax asset resulting from the net operating losses.

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

People’s Republic of China (“PRC”)

Under the Enterprise Income Tax (“EIT”) Law of the PRC, the standard EIT rate is 25%. The PRC subsidiary of the Company is subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. No provision for income taxes have been made as Maosong had no taxable income as of and for the nine months ended September 30, 2022.

Provision for income tax consists of the following:

	Nine Months Ended September 30,
	2022	2021
Current income tax
U.S.	$-	$-
Taiwan	（10,274 ）	（51,058 ）
PRC	-	-
Sub total	(10,274)	(51,058)

Deferred income tax
Deferred tax assets for NOL carry-forwards	(96,994)	(44,945)
Valuation allowance	96,994	44,945
Net changes in deferred income tax (benefit)	-	-
Total income tax provision	$-	$-

The net loss before income taxes and its provision for income taxes as follows:
`	Nine months Ended September 30,
	2022	2021
Net loss before income tax	(474,295)	(305,421)
Statutory tax rate	20%	20%
Income tax provision	(94,859)	(61,084)
Computed expected benefit	10,274	51,058
Valuation allowance	96,994	52,172
Other, primarily the difference in tax rates	(2,135)	8,912
Income tax expenses	10,274	51,058

Significant components of the Company’s deferred taxes assets as follows:

	Nine months Ended September 30,
Deferred tax assets:	2022	2021
Net operating loss carry - forwards	332,482	235,488
Less: Valuation allowance	(332,482)	(235,488)
Deferred tax assets, net	-	-

Note 9. COMMITMENTS AND CONTINGENCIES

Sales Collaboration Agreement

On June 1, 2020, the Company and Fortune King entered into a sales collaboration agreement (the “Sales Collaboration Agreement”), pursuant to which, subject to the terms and condition therein, Fortune King agreed to provide promotional and marketing service of the Company’s products within six years from January 2020 to December 2025. Fortune King is obligated to perform such service regardless of whether the Company sells products to Fortune King during the designated period. In accordance with the Sales Collaboration Agreement and in consideration for the service provided by Fortune King, the Company shall issue 3,000,000 shares of common stock to Fortune King for the promotional and marketing service of $1,500,000. The 3,000,000 shares were issued on December 29, 2020.

The Company recognized the stock-based compensation of marketing expenses based on quarterly basis, with a quarterly marketing expense of $62,500. There are 24 quarters in total.

Copyright and Distribution Agreement

On November 21, 2019, the Company and Shuang Hua International Culture Media Co, Ltd. (“Shuang Hua”), a corporation formed under laws of Taiwan, entered into an exclusive copyright and distribution agreement (the “Agreement”), pursuant to which, subject to the terms and condition therein, Shuang Hua granted the Company an exclusive right to produce, market, distribute and sell the bilingual films and electronic books of which the copyrights owned by Shuang Hua. In accordance to the agreement, the Company shall pay Shuang Hua a refundable deposit of in the aggregate amount of $2,894,000, before December 31, 2021. As of September 30, 2022, the Company has paid $1,030,000 to Shuang Hua and remaining outstanding payable of $1,864,000 to Shuang Hua.

Note 10. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of September 30, 2022 have been incorporated into these consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the results of operations and financial condition of EOS Inc. and its subsidiary(“EOS” or the “Company”) as of September 30, 2022 for the
nine
months ended September 30, 2022 and 2021 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to EOS. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

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

Results of Operation

The following presents the consolidated result of the Company for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Net sales

Net sales were $300
,005
for three months ended September 30, 2022, representing a decrease of $249,237 or 45%, as compared to $549,242 for the three months ended September 30, 2021. The decrease was primarily due to the impact of the epidemic, the sales revenue of water purifier machine decreased compared with the prior period.

Cost of sales

Cost of sales was $215,526 for the three months ended September 30, 2022, representing a decrease of $157,574 or 42%, as compared to $373,100 for the three months ended September 30, 2021.

Gross profit

Gross profit was $84,479 for the three months ended September 30, 2022, compared to $176,142 for the same period in 2021. Gross profit as a percentage of net sales was 28% for the three months ended September 30, 2022, compared to 32% in the same period in 2021. The decrease was primarily due to the impact of the epidemic, the sales revenue of water purifier machine decreased compared with the prior period.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $202,988 for the three months ended September 30, 2022, representing a decrease of $74,008 or 27%, as compared to $276,996 for the three months ended September 30, 2021.

Income (loss) from operations

Loss from operations was $118,509 for the three months ended September 30, 2022 compared to loss from operations of $100,854 for the three months ended September 30, 2021, representing an increase of $17,655 or 18%. Such increase was primarily due to the decrease in sales and cost of sales.

Other income (loss)

Other loss was $1,614 for the three months ended September 30, 2022, reflecting a decrease of $39,410, or 96%, compared to other loss
of $41,024 for the three months September 30, 2021. The decrease was mainly attributable to the no investment disposal income in the current period

Net income (loss)

As a result of the above factors, our net loss was $120,324 for the three months ended September 30, 2022, as compared to net loss of $141,779 for the three months ended September 30, 2021, representing a decrease in loss of $21,455 or 15%.

Results of Operation
The following presents the consolidated result of the Company for the nine months ended September 30, 2022 compared to the nine months ended September30, 2021.

Net sales

Net sales were
$432,190
for nine months ended September 30, 2022, representing a decrease of $453,830, or 51%, as compared to $886,020 for the nine months ended September 30, 2021. The decrease was primarily due to the impact of the epidemic, the sales revenue of water purifier machine decreased compared with the prior period.

Cost of sales

Cost of sales was $264,425 for the nine months ended September 30, 2022, representing a decrease  of $128,466 or 33%, as compared to $392,891 for the nine months ended September 30, 2021.

Gross profit

Gross profit was $167,765 for the nine months ended September 30, 2022, compared to $493,129 for the same period in 2021. Gross profit as a percentage of net sales was 39% for the nine months ended September 30, 2022, compared to 56% in the same period in 2021. The decrease was primarily due to the impact of the epidemic, the sales revenue of water purifier machine decreased compared with the prior period.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $643,642 for the nine months ended September 30, 2022, representing a decrease of $138,600 or 18%, as compared to $782,242 for the nine months ended September 30, 2021.

Income (loss) from operations

Loss from operations was $475,877 for the nine months ended September 30, 2022 compared to loss from operations of $289,113 for the nine months ended September 30, 2021, representing an increase of $186,764 or 65%. Such increase was primarily due to the decrease in sales
.

Other income (loss)

Other income was $1,582 for the nine months ended September 30, 2022, reflecting a decrease of $17,890, or 110%, compared to other loss of $16,308 for the nine months September 30, 2021. The decrease was mainly attributable to no investment disposal income in the current period.

Net loss

As a result of the above factors, our net loss was $464,021 for the nine months ended September 30, 2022, as compared to net loss of $254,363 for the nine months ended September 30, 2021, representing an increase   of $209,658 or 82%.

Liquidity and Capital Resources

Cash and cash equivalents were $17
,575
at September 30, 2022 and $24,141 at December 31, 2021. Our total current assets were $1,637,766 at September 30, 2022, as compared to $2,037,901 at December 31, 2021. Our total current liabilities were $1,102
,062
at September 30, 2022, as compared to $792,118 at December 31, 2021.

We had a working capital of $535,704 on September 30, 2022, compared to the working capital of $1,245,783 on December 31, 2021. The decrease in working capital was primarily attributable to the increase in amount due to shareholders and increased in inventory.

Net cash used in operating activities was $111,622 during the nine months ended September 30, 2022, as compared to $35,845 for the nine months ended September 30, 2021. The increase in net cash used in operating activities in the amount of $75,777 was primary attributable to the decrease in account receivable, increase in net loss and inventory.

Net cash used in investing activities was $19,537 during the nine months ended September 30, 2022, as compared to $1,528 for the nine months ended September 30, 2021. The increase in net cash used in investing activities was due to the increase in the acquisition of equipment.

Net cash provided by financing activities was $127,468 during the nine months ended September 30, 2022, as compared to $114,156 for the nine months ended September 30, 2021. The increase in net cash provided by financing activities was due to the proceeds from related party payable and borrowings.

As a result of the above factors, net decrease in cash and cash equivalents were $6,566 for the nine months ended September 30, 2022, as compared to net increase
of $78,248 for the nine months ended September 30, 2021.

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
Depreciation expense is $898 and $1,677 for the nine months ended S eptem
ber 30, 2022 and 2021, respectively.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the nine months ended September 30, 2022:
Water purifier machine	$11,873
Automobile carbon reduction machine	21,665
Nutrition supplement	110,355
Software	285,920
Other materials	2,377
Total	$432,190

For the nine months ended September 30, 2021:
Water purifier machine	$886,020
Automobile carbon reduction machine	-
Nutrition supplement	-
Software	-
Total	$886,020

Revenue by Geography

For the nine months ended September 30, 2022:
Asia Pacific	$432,190
Total	$432,190

For the nine months ended September 30, 2021:
Asia Pacific	$886,020
Total	$886,020

Advertising Costs

Advertising costs are expensed at the time such advertising commences.
Advertising expenses were $2,002 and $399 for the nine months ended September 30, 2022 and 2021, respectively.

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred,
$4,105 and $4,541 for the nine months ended September 30, 2022 and 2021, respectively.
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

Concentration of Credit Risk

Cash and cash equivalents
: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”). The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of
September 30, 2022
, the Company had approximately $0 in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

Customers
: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the nine months ended September 30, 2022, three customers accounted for more than 10% of the Company’s total revenues, representing approximately 95% of its total revenues, and 97% of accounts receivable in aggregate at September 30, 2022.

Customer	Net sales for the nine months ended September 30, 2022	Accounts receivable balance as of September 30, 2022
A	$69,268	$295,699
B	$271,332	$36,373
C	$71,867	$54,403

For the nine months ended September 30, 2021, one customer accounted for more than 10% of the Company’s total revenues, representing approximately 100% of its total revenues, and 100% of accounts receivable in aggregate at September 30, 2021.

Customer	Net sales for the nine months ended September 30, 2021	Accounts receivable balance as of September 30, 2021
A	$886,020	$243,933

Suppliers
: The Company’s inventory is purchased from various suppliers.

For the nine months ended September 30, 2022, two suppliers
accounted for more than 10% of the Company’s total net purchase, representing approximately 98% of total net purchase, and 100% of accounts payable in aggregate at September 30, 2022, respectively:

Supplier	Net purchase for the nine months ended September 30, 2022	Accounts payable balance as of September 30, 2022
A	$-	$-
B	$106,185	$-
C	$-	$-
D	$162,845	$1,636

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2022, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions and (iv) the absence of any independent directors. Therefore, our internal controls over financial reporting were not effective as of September 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously disclosed.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive and Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, is formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on
its behalf by
the
undersigned thereunto
duly
authorized.

EOS Inc.

Date: November 14, 2022	By:	/s/ He-Siang Yang
He-Siang Yang
Principal Executive Officer, Principal Financial Officer, President and Chairman of the Board

