Form 10-K
period 2022-12-31
EOS INC.
filed 2023-03-31
CIK 1651958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
December 31, 2022

or

☐
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55661

EOS INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0873246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4F-1, No.5, Qingdao E. Rd., Zhongzheng Dist.,
Taipei City 100008 Taiwan (Republic of China)

(Address of principal executive offices, Zip Code)

+8862-
2586
-
8300

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
☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes
☒
 No
☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $24,580,140 computed by reference to the closing price of the registrant’s common stock as quoted on the OTCQB maintained by OTC Markets, Inc. on June 30, 2022 (which was $6.50 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March
27
, 2023, there were
183,781,560
 shares of common stock, par value $
0.001
issued and outstanding.

Documents Incorporated by Reference: None

FORWARD LOOKING STATEMENTS

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “might,” “will,” “will likely result,” “would,” “should,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “project,” “forecast,” “anticipate,” “seek,” “continue,” “target” or the negative of such terms or other similar expressions. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements.

The following important factors, among others, could affect our future results and events, causing those results and events to differ materially from those views expressed or implied in our forward-looking statements: our ability to continue as a going concern absent new debt or equity financings; our ability to successfully remediate material weaknesses in our internal controls; our ability to reach research and development milestones as planned and within proposed budgets; our ability to control costs; our ability to successfully implement our expansion strategies; our current reliance on substantial debt financing that we currently are unable to repay in cash; our ability to obtain adequate new financing; our ability to successfully develop PRP, our lead product candidate; our ability to successfully develop and market our technologies; our ability to obtain and maintain patent protection; our ability to recruit employees and directors with accounting and finance expertise; our dependence on third parties for services; our dependence on key executives; the impact of government regulations, including U.S. Food and Drug Administration regulations; the impact of any future litigation; the availability of capital; changes in economic, business and competitive conditions; and other risks. Any one or more of such risks and uncertainties could have a material adverse effect on us or the value of our common stock.

All forward-looking statements included in this Form-10-K are made only as of the date of this Annual Report or as of the date indicated. We do not undertake any obligation to, and may not, publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which we hereafter become aware of, except as required by law. New risks and uncertainties arise from time to time and we cannot predict these events or how they may affect us. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained in this Annual Report and any documents incorporated herein by reference. You should read this Annual Report and the documents that we incorporate by reference into this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

PART I

Item 1. Business.

Description of Business

General Information

EOS Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the State of Nevada on April 3, 2015.

On or about November 18, 2016, the Company formed EOS INC. TAIWAN BRANCH, a Taiwanese corporation (“EITB”) and the Company owns 100% of EITB.

On May 3, 2017, the Company entered into and closed a Share Purchase and Sale Agreement (the “Purchase Agreement”) with Emperor Star International Trade Co., Ltd., (“Emperor Star”), to acquire all of the issued and outstanding shares of Emperor Star in consideration of $30,562 in cash. As a result of the transaction, Emperor Star became the Company’s wholly owned subsidiary. Upon consummation of the transaction, the Company has assumed the business of Emperor Star and ceased to be a shell company. Yu-Hsiang Chia currently serves as the officer and director of Emperor Star.   Emperor Star was incorporated on November 16, 2015 under the laws of Taiwan and is in the business of marketing and distributing various consumer products, including nutrition supplements and skin care products.

Yu-Hsiang Chia currently serves as the officer and director of Emperor Star. On May 26, 2020, EOS Inc. increased its investment in Emperor Star by $134,004 (NTD$4,000,000). The Company also received contributions to Emperor Star from non-controlling interests in the amount of $33,398 (NTD$1,000,000). As a result, the Company owns 83% equity interest of Emperor Star as of June 30, 2020, which is no longer a wholly-owned subsidiary.

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

Corporate Actions

On August 18, 2018 the Company filed a Certificate of Amendment to its Articles of Incorporation in which the Company elected not to be governed by 78.411 to 78.444, inclusive, of the Nevada Revised Statutes.

On March 16, 2021, the Company filed a Certificate of Change to the Company’s Articles of Incorporation to increase its authorized common stock from 75,000,000 to 575,000,000.

On March 31, 2021, the Company’s board of directors and stockholders authorized a reverse stock split of its outstanding common stock at a ratio of 1-for-1000 without any change in the par value per share which became effective on April 7, 2021 upon approval by FINRA.

On August 19, 2021, the Company filed a Certificate of Designation to establish a Series A preferred stock.   The number of shares designated for the class of stock is 5,000,000 shares.  The holders of these shares are entitled to 1,000 votes per each share of Series A stock owned.

Business Overview

We are a distributor of various consumer products. Our goal is to source and bring to our channel partners the most innovative products which aims to improve quality of life, achieve optimal health, and promote green energy.

In July 2022, we commenced to market, promote and sell the ginsenosides supplements manufactured by Wellhead Biological Technology Corp. (“Wellhead”), which is headquartered in Taiwan and specializes in ginsenoside
 R&D and production.

Ginsenosides are the active components in ginseng, and Wellhead owns the patented enzymatic degradation technology to manufacture and extract the pure rare ginsenosides which is deemed highly valuable in the space of Chinese medicines and healing. Ginsenosides are used to improve health and boost physical strength.

The ginsenosides supplements that we promote and sell are being named “Bodywafer” and the products are customized and manufactured specifically for EOS Inc.

We acquire the products from Wellhead and sell directly to our channel partners who will recognize the needs of their target customers in various regions in Asia, such as  People’s Republic of China (“PRC”), Singapore and Malaysia.  We also provide comprehensive sales training to our channel partners through onsite seminars and online webinars to effectively market our products.

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

On March 2, 2020, the Company returned 20% equity interest in A-Best to Mr. Ing-Ming Lai pursuant to the Strategic Alliance Agreement.

On April 12, 2021, the Company, A-Best, and Ing-Ming Lai signed the Termination Agreement, and Mr. Ing-Ming Lai returned the 10,000 EOSS common shares (originally 10,000,000 shares prior to EOS Inc. effecting a one-for-one thousand reverse split of the company stock) to EOS Inc. which was issued under the Investment Cooperation Agreement.

Investment Cooperation Agreement with AsiaSonic

On August 28, 2021, the Company and AsiaSonic International Industrial Co., LTD. (“AsiaSonic”), a corporation formed under the laws of Taiwan, ROC, entered into Investment Cooperation Agreement, and Business and Management Agreement, pursuant to which, subject to the terms and conditions therein, the Company and AsiaSonic shall cooperate in the sales and distribution of AsiaSonic’s automotive peripherals and accessories globally by acquisition of Fifty One percent (51%) equity interest of AsiaSonic.

In accordance with the Agreements and in consideration for the cooperation, the Company shall issue to AsiaSonic’s shareholders and designees One Million Five Hundred Thousand (1,500,000) restricted shares of its common stock in exchange for the equivalent value of Fifty One percent (51%) of the total issued shares of AsiaSonic. According to the Agreements, AsiaSonic shall assist and provide training and marketing materials to the Company for the distribution and sale of its products. AsiaSonic shall continue to appoint the officers or managers and be in charge of the business operations; and the Company may appoint a director who is entitled to one vote on the Board meetings or to express consent or dissent on Board resolutions.

On March 30, 2023, the Company and AsiaSonic entered into a Termination Agreement to terminate the Investment Cooperation Agreement and Business and Management Agreement. The decision is made primarily due to additional time required to mutually agree on terms with respect to sales strategies and business operations.

EMPLOYEES

As of March 27, 2023, we employ nine full-time and no part-time employees. In addition to our employees, we engage key consultants and utilize the services of independent contractors to perform various services on our behalf. Some of our executive officers and directors are engaged in outside business activities that we do not believe conflict with our business. Over time, we may be required to hire additional employees or engage independent contractors to execute various projects that are necessary to grow and develop our business. These decisions will be made by our officers and directors, if and when appropriate.

CORPORATE INFORMATION

Our principal executive office is presently located at 4F-1, No.5, Qingdao E. Rd., Zhongzheng Dist., Taipei City 100008 Taiwan (Republic of China).
Our telephone number is +8862-2586-8300. Our website is eosinc999.us. Our website’s information is not, and will not be deemed, a part of this Annual Report or incorporated into any other filings we make with the SEC.

AVAILABLE INFORMATION

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents that we will file with or furnish to the SEC will be available free of charge by sending a written request to our Corporate Secretary at our corporate headquarters. Additionally, the documents we file with the SEC are or will be available free of charge at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Other information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. The SEC’s website is www.sec.gov.

Item 1A. Risk Factors.

Not applicable for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real property. Our principal executive office is presently located at 4F-1, No.5, Qingdao E. Rd., Zhongzheng Dist., Taipei City 100008 Taiwan (Republic of China). EITB and Emperor Star operate from this Taipei location. Emperor Star and EITB entered into the office leases which commenced on February 6, 2023 and will end on December 31, 2023. The office occupies approximately 2579.78 square feet and the average amount of office rent (including the maintenance fees) is approximately $2,000 per month.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the OTCQB under the symbol “EOSS.” There has not been any significant trading to date in the Company’s common stock. The table below presents the high and low bid for our common stock for each quarter for the years ended December 31, 2022 and 2021. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	High	Low
Year ended December 31, 2022
1st Quarter	$6.50	$6.50
2nd Quarter	$6.50	$6.50
3rd Quarter	$7.01	$6.50
4th Quarter	$10.01	$7.01

Year ended December 31, 2021
1st Quarter	$4.21	$3.75
2nd Quarter	$18.00	$2.25
3rd Quarter	$1.01	$1.01
4th Quarter	$25.00	$25.00

Security Holders

There were approximately 373 holders of record of our common stock as of March 27, 2023.

Common Stock

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

Preferred Stock

As of March 27, 2023
, the outstanding number of shares of our Series A preferred stock was 2,000,000. Each share is entitled to 1,000 votes of common stock without dividend rights.

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

We paid no dividends on our common stock in the fiscal year of 2022. We do not have a policy of paying regular dividends and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors and will depend on business conditions, our financial earnings and other factors.

Outstanding Stock Options, Warrants and Convertible Securities

We have no outstanding stock options, warrants or convertible securities as of December 31, 2022.

Recent Sales of Unregistered Securities

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

Item 6. [Reserved]

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

Business Overview

We are a distributor of various consumer products. Our goal is to source and bring to our channel partners the most innovative products which aims to improve quality of life, achieve optimal health, and promote green energy.

In July 2022, we commenced to market, promote and sell the ginsenosides supplements manufactured by Wellhead Biological Technology Corp. (“Wellhead”), which is headquartered in Taiwan and specializes in ginsenoside
 R&D and production.

Ginsenosides are the active components in ginseng, and Wellhead owns the patented enzymatic degradation technology to manufacture and extract the pure rare ginsenosides which is deemed highly valuable in the space of Chinese medicines and healing. Ginsenosides are used to improve health and boost physical strength.

The ginsenosides supplements that we promote and sell are being named “Bodywafer” and the products are customized and manufactured specifically for EOS Inc.

We acquire the products from Wellhead and sell directly to our channel partners who will recognize the needs of their target customers in various regions in Asia, such as  People’s Republic of China (“PRC”), Singapore and Malaysia.  We also provide comprehensive sales training to our channel partners through onsite seminars and online webinars to effectively market our products.

Results of Operation

The following presents the consolidated result of the Company for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Net sales

Net sales were $652,547 for year ended December 31, 2022, representing an increase of $134,060, or 26%, as compared to $518,487 for the year ended December 31, 2021. The increase was primarily due to the increase in sales of nutrition supplement.

Cost of sales

Cost of sales was $365,282 for the year ended December 31, 2022, representing an increase of $52,331 or 17%, as compared to $312,951 for the year ended December 31, 2021.
The increase was primarily due to the cost of the variety products sold.

Gross profit

Gross profit was $287,265 for the year ended December 31, 2022, compared to $205,536 for the same period in 2021. Gross profit as a percentage of net sales was 44% for the year ended December 31, 2022, compared to 40% in the same period in 2021. The increase was primarily due to the increase in sales of nutrition supplement with higher margin.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $2,208,876 for the year ended December 31, 2022, representing an increase of $934,260 or 73%, as compared to $1,274,616 for the year ended December 31, 2021. The increase was primarily due to impairment of security deposits recognized for year ended December 31, 2022.

Income (loss) from operations

Loss from operations was $1,921,611 for the year ended December 31, 2022 compared to loss from operations of $1,069,080 for the year ended December 31, 2021, representing an increase of $852,531 or 80%. The increase was primarily due to impairment of security deposits.

Other income (expense)

Other expenses were $641 for the year ended December 31, 2022, reflecting a decrease of $15,252, or 96%, compared to other expenses of $15,893 for the year ended December 31, 2021. The decrease was mainly attributable to additional currency exchange
gain
recognized for the year ended December 31, 2021
and $nil for the year ended December 31, 2022.

Net loss

As a result of the above factors, our net loss was $1,912,159 for the year ended December 31, 2022, as compared to net loss of $1,101,565 for the year ended December 31, 2021, representing an increase of $810,594 or 74%.

Liquidity and Capital Resources

Cash and cash equivalents were $18,169 at December 31, 2022 and $24,141 at December 31, 2021. Our total current assets were $425,916 at December 31, 2022, as compared to $2,037,901 at December 31, 2021. Our total current liabilities were $1,266,234 at December 31, 2022, as compared to $792,118 at December 31, 2021.

We had a working deficit of $840,318 on December 31, 2022, compared to the working capital of $
1,245,783
on December 31, 2021. The decrease in working capital was primarily attributable to the decrease in security deposits with an increase in due to shareholders.

Net cash used in operating activities was $164,714 during the year ended December 31, 2022, as compared to $
194,254
for the year ended December 31, 2021. The decrease in net cash used in operating activities in the amount of $29,540 was primary attributable to increase in impairments of assets offset with a decrease in account receivable, increase in net loss and inventory.

Net cash used in investing activities was $19,193 during the year ended December 31, 2022, as compared to $
352
for the year ended December 31, 2021. The increase in net cash used in investing activities was due to the increase in the acquisition of equipment.

Net cash provided by financing activities was $180,146 during the year ended December 31, 2022, as compared to $
95,271
for the year ended December 31, 2021. The increase in net cash provided by financing activities was due to the proceeds from related party payable and borrowings.

As a result of the above factors, net decrease in cash and cash equivalents was $5,972 for the year ended December 31, 2022, as compared to net decrease of $98,341 for the year ended December 31, 2021
.

Going concern

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital or generate sufficient revenues to fund for our operation.

The Company requires additional funding to meet its ongoing obligations and to fund its operations. Our auditor has expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on generating revenues and raising capital to fund its business operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Critical Accounting Policies

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

Property and Equipment

Property and equipment are carried at cost net of accumulated depreciation. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally over five years. Depreciation expense was $3,257 and $1,887 for the years ended December 31, 2022 and 2021, respectively. Impairment loss was $17,381 and $nil for the years ended December 31, 2022 and 2021, respectively.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavourable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Impairment loss on property and equipment was $17,381 and $nil for the years ended December 31, 2022 and 2021, respectively.

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $1,966 and $399 for the years ended December 31, 2022 and 2021, respectively.

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

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $5,233 and $5,873 for the years ended December 31, 2022 and 2021, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Earnings (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each year. Dilutive shares are excluded the exercise price is greater than the average market price and when the Company incurred a net loss as the inclusion of such shares would have an anti-dilutive effect.

For the years ended December 31, 2022 and 2021, warrants were excluded as dilutive shares as the Company incurred a net loss.

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

Concentration of Credit Risk

Cash and cash equivalents
: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”). The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of December 31, 2022 and 2021, the Company had approximately $nil and $nil in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EOS Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EOS Inc. together with its subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operation and comprehensive loss, stockholders' equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has net losses, negative working capital and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Singapore
March 31, 2023

EOS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	18,169	24,141
Accounts receivable	160,253	548,201
Inventory, net	46,196	29,573
Advances to suppliers	166,594	280,224
Security deposits	6,608	1,127,989
Prepaid expenses and other current assets	28,096	27,773
Total Current Assets	425,916	2,037,901
Non-Current Assets
Property, plant and equipment, net	4,692	6,739
Operating lease right of use asset	115,884	85,419
Total Non-Current Assets	120,576	92,158
Total Assets	546,492	2,130,059
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	-	-
Other payable and accrued expenses	73,352	88,040
Due to shareholders	277,080	30,858
Income taxes payable	49,074	55,394
Other current liabilities	750,000	500,000
Operating lease liabilities - current	48,231	37,779
Current portion of long-term loan payables	68,497	80,047
Total Current Liabilities	1,266,234	792,118
Non-Current Liabilities
Long-term loan payables	116,012	204,133
Operating lease liabilities - non-current	80,538	47,640
Total Non-Current Liabilities	196,550	251,773
Total Liabilities	1,462,784	1,043,891

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized, 1,500,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively)	1,500	1,500
Common stock ($0.001 par value; 575,000,000 shares authorized, 183,781,560 and 180,065,254 shares issued and outstanding as of December 31, 2022 and 2021, respectively)	183,781	180,065
Additional paid in capital	67,249	29,060
Deferred stock compensation	(40,674)	-
Accumulated income (loss)	(1,165,665)	722,925
Accumulated other comprehensive loss	42,964	133,056
Total equity attributable to EOS, Inc.	(910,845)	1,066,606
Non-controlling interest	(5,447)	19,562
Total Equity	(916,292)	1,086,168
Total Liabilities and Shareholders’ Equity	546,492	2,130,059

EOS, INC. AND SUBSIDIARIES
Consolidated Statements of Operation and Comprehensive Loss
For the Years Ended December 31, 2022,and 202
1

	Year ended December 31, 2022	Year ended December 31, 2021
Net sales	$652,547	$518,487

Cost of sales	365,282	312,951

Gross profit	287,265	205,536

Selling, general and administrative expenses	2,208,876	1,274,616

Income (Loss) from operations	(1,921,611)	(1,069,080)

Other income (expense)
Interest income (expense)	(4,512)	(1,797)
Other income (expense)	3,871	(49,238)
Gain (loss) on investment in equity securities	-	35,142
Total other income (expense)	(641)	(15,893)

Loss before income tax provision	(1,922,252)	(1,084,973)

Income tax expenses (benefits)	(10,093)	16,592

Net Loss	$(1,912,159)	$(1,101,565)

Other Comprehensive Income (Loss):
Net income (loss) attributable to non-controlling interests	(41,294)	(21,231)
Net income (loss) attributable to EOS and subsidiaries	(1,870,865)	(1,080,334)
Foreign currency translation adjustment, net of tax	(91,532)	21,768
Comprehensive loss	$(2,003,691)	$(1,079,797)

Net loss per share:
Basic and diluted	(0.01)	(0.01)

Weighted average number of common shares:
Basic and diluted	182,376,491	77,243,336

EOS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2022 and 2021

	Common Stock		Preferred Stock		Deferred	Additional		Accumulated other	Equity attributable	Non-
	Number of Shares	Amount	Number of Shares	Amount	Stock Compensation	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	to EOS, Inc.	Controlling interest	Total Equity
Balance at December 31, 2020	74,123	$74	-	$-	$-	$186,474	$1,803,259	$111,776	$2,101,583	$40,305	$2,141,888
Cancellation of Common Stock	(10,000)	(10)	-	-	-	(35,132)	-	-	(35,142)	-	(35,142)
Reverse Stock Split Adjustment	1,131	1	-	-	-	(1)	-	-	-	-	-
Shares Issued for Liability Converted	90,000,000	90,000	-	-	-	(30,781)	-	-	59,219	-	59,219
Shares Issued for minority controlling interests of its subsidiary	90,000,000	90,000	-	-	-	(90,000)	-	-	-	-	-
Issuance of Preferred Stock to related party	-	-	1,500,000	1,500	-	(1,500)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	21,280	21,280	488	21,768
Net loss	-	-	-	-	-	-	(1,080,334)	-	(1,080,334)	(21,231)	(1,101,565)
Balance at December 31, 2021	180,065,254	180,065	1,500,000	1,500	-	29,060	722,925	133,056	1,066,606	19,562	1,086,168

Balance at December 31, 2021	180,065,254	180,065	1,500,000	1,500	-	29,060	722,925	133,056	1,066,606	19,562	1,086,168
Share issued for compensation	115,000	115	-	-	-	1,116	-	-	1,231	-	1,231
Deferred compensation expense relating to issuance of restricted common stock	3,601,306	3,601	-	-	(38,534)	34,933	-	-	-	-	-
Deferred compensation expense relating to issuance of warrant	-	-	-	-	(2,140)	2,140	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	(90,092)	(90,092)	(1,440)	(91,532)
Net loss	-	-	-	-	-	-	(1,888,590)	-	(1,888,590)	(23,569)	(1,912,159)
Balance at December 31, 2022	183,781,560	183,781	1,500,000	1,500	(40,674)	67,249	(1,165,665)	42,964	(910,845)	(5,447)	(916,292)

EOS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2022 and 2021

	Year ended December 31, 2022	Year ended December 31, 2021
Cash flows from operating activities
Net loss	(1,912,159)	(1,101,565)
Adjustments to reconcile net income to net cash provided by operating activities
Bad debt expenses	272,843	233,907
Depreciation	3,257	1,887
Amortization of right-of-use asset	26,296	27,963
Impairments of assets	1,060,300	-
Realized (gain) loss from investment	-	(35,142)
Stock based compensation	1,231	-
Changes in assets and liabilities
Decrease (increase) in accounts receivable	88,021	341,157
Decrease (increase) in inventory	(20,006)	186,455
Decrease (increase) in advance to suppliers	89,547	(85,318)
Decrease (increase) in security deposits and other assets	(2,721)	(950)
Increase (decrease) in accounts payable	-	(18,524)
Increase (decrease) in accrued expenses	243,517	255,542
Increase (decrease) in advances from customers	13,261	-
Increase (decrease) in income tax payable	(1,805)	28,297
Increase (decrease) in operating lease liabilities	(26,296)	(27,963)
Net cash used in operating activities	(164,714)	(194,254)

Cash flows from investing activities
Purchase of equipment	(19,193)	(352)
Net cash used in investing activities	(19,193)	(352)

Cash flows from financing activities
Repayment to related party	-	(235,289)
Proceeds from related party	254,835	216,467
Proceeds from borrowings	-	179,064
Repayment to borrowings	(74,689)	(64,971)
Net cash provided by financing activities	180,146	95,271

Effect of foreign currency translation on cash and cash equivalents	(2,211)	994
Net decrease of cash and cash equivalents	(5,972)	(98,341)

Cash, cash equivalents, and restricted cash
Beginning	24,141	122,482
Ending	$18,169	$24,141

Supplemental Disclosure of Cash Flows
Cash paid during the periods for:
Interest	$-	$3,142
Income taxes	$-	$16,592

Non-cash financing and investing activities:
Related party debt converted to Common stock	$-	$59,219
Issuance of Common Stock for minority controlling inte rest s of its sub sidia ry	$-	$90,000
Issuance of Preferred Stock to related party	$-	$1,500
Deferred compensation expense relating to issuance of restricted common stock	$38,534	$-
Deferred compensation expense relating to issuance of warrant	$2,140	$-

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

On July 13, 2021, EOS(BVI), MaoSong, and Qifan entered into a Shareholder Agreement where Qifan (i) delegate its 16.67% equity voting rights, powers, or benefits in Maosong to EOS(BVI); (ii) grant EOS(BVI) an irrevocable, unconditional, exclusive option to purchase Maosong’s equity interest; (iii) the right to receive any proceeds from the Maosong’s Equity Interest; (iv) pledge its existing or any prospective Maosong equity interest to EOS Int’l; as a result EOS(BVI) retains
100
% control of MaoSong and the 16.67% noncontrolling interest are consolidated.

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

Property and Equipment

Property and equipment are carried at cost net of accumulated depreciation. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally over five years. Depreciation expense was $3,257 and $1,887 for the years ended December 31, 2022 and 2021, respectively. Impairment loss was $17,381 and $nil for the years ended December 31, 2022 and 2021, respectively.

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
Impairment loss on property and equipment was $17,381 and $nil for the years ended December 31, 2022 and 2021, respectively.

Revenue Recognition

Pursuant to ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines is within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration the Company is entitled to in exchange for the goods or services the Company transfers to the customers. At inception of the contract, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the
a
mount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Product returns: The Company generally does not provide customers with the right to return a product for a full or partial refund, a credit
, or an exchange for another product.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the year ended December 31, 2022:
Water purifier machine	$11,664
Automobile carbon reduction machine	21,283
Nutrition supplement	581,307
Software	35,958
Other materials	2,335
Total	$652,547

For the year ended December 31, 2021:
Water purifier machine	$107,826
Automobile carbon reduction machine	305,868
Nutrition supplement	68,840
Software	35,953
Total	$518,487

Revenue by Geography

For the year ended December 31, 2022:
Asia Pacific	$652,547
Total	$652,547

For the year ended December 31, 2021:
Asia Pacific	$518,487
Total	$518,487

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $1,966 and $399
for the years ended December 31, 2022 and 2021, respectively.

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

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $5,233 and $5,873 for the years ended December 31, 2022 and 2021, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Earnings (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each year. Dilutive shares are excluded the exercise price is greater than the average market price and when the Company incurred a net loss as the inclusion of such shares would have an anti-dilutive effect.

For the years ended December 31, 2022 and 2021, warrants were excluded as dilutive shares as the Company incurred a net loss.

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

Concentration of Credit Risk

Cash and cash equivalents
: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”). The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of December 31, 2022 and 2021, the Company had approximately $nil and $nil in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

Customers
: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the year ended December 31, 2022,
three customers accounted for more than 10% of the Company’s total revenues.

Customer	Net sales for year ended December 31, 2022	% of Total	Accounts receivable balance as of December 31, 2022	% of Total
A	$78,993	12%	$27,102	17%
B	$-	-%	$-	-%
C	$443,528	68%	$37,273	23%
D	$124,556	19%	$95,878	60%

For the year ended December 31, 2021, two customers accounted for more than 10% of the Company’s total revenues.

Customer	Net sales for year ended December 31, 2021	% of Total	Accounts receivable balance as of December 31, 2021	% of Total
A	$290,749	56%	$382,189	84%
B	$204,018	39%	$134,655	11%

Suppliers
: The Company’s inventory is purchased from various
suppliers
.

For the year ended December 31, 2022, two suppliers accounted for more than 10% of the Company’s total net purchase
:

Supplier	Net purchase for the year ended December 31, 2022	% of Total¤	Accounts payable balance as of December 31, 2022	% of Total
A	$256,664	29%	$-	-%
B	$110,194	69%	$-	-%
C	$-	-%	$-	-%

For the year ended December 31, 2021, three suppliers accounted for more than 10% of the Company’s total net purchase
:

Supplier	Net purchase for year ended December 31, 2021	% of Total	Accounts payable balance as of December 31, 2021	% of Total
A	$32,876	26%	$-	-%
B	$71,505	57%	$-	-%
C	$12,893	10%	$-	-%

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

Note 2. LEASE

As of December 31, 2022, the Company has operating lease agreement for its car with remaining lease terms of 39 months, photocopier with remaining lease terms of 45 months, and office lease with remaining lease terms of 24 months, respectively. The Company does not have any other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term
.

Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is incremental borrowing rate or, if available, the rate implicit in the lease. The Company determines the incremental borrowing rate for each lease based primarily on its lease term in Taiwan which is approximately 2.44%.

Operating lease expenses were $64,972 and $54,482 for the years ended December 31, 2022 and 2021, respectively.

The components of lease expense and supplemental cash flow information related to leases for the year ended are as follows:

Lease Cost	Year ended December 31, 2022	Year ended December 31, 2021
Operating lease cost (included in general and administrative expenses in the Company’s statement of operations)	$38,947	29,582

Other Information
Right-of-use assets obtained in exchange for new operating leases liabilities	72,495	113,592
Cash paid for amounts included in the measurement of lease liabilities for the year ended	38,947	29,582
Weighted average remaining lease term – operating leases (in years)	3.00	3.08
Average discount rate – operating lease	2.44%	2.44%

The supplemental balance sheet information related to leases for the period is as follows:

	December 31, 2022	December 31, 2021
Operating leases
Right-of-use assets, net	$115,884	$85,419

Operating lease liabilities	$115,884	$85,419

The future minimum lease payment schedule as follows:

For the y ear s end ing December 31,
2023	37,854
2024	37,854
2025	35,683
2026	9,322
Total lease payments	120,713
Less: Interest	(4,829)
Total	115,884

NOTE 3 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had net losses for the year ended December 31, 2022, and had negative working capital and accumulated deficit as of December 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s cash position may not be sufficient to support the Company’s daily operations. Management has financed its operating costs with loans from director and officers. The Company intends to generate sufficient revenue and raise additional funds to support its operations, however there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further generate sufficient revenue and its ability to raise additional funds.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note
4
. SECURITY DEPOSITS

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

As of December 31, 2022 and 2021, the Company has paid $1,013,541 and $1,030,000 to Shuang Hua, respectively, and are recorded as other long-term assets. Due to Covid-19 in 2020, the Company has not started its business plan with the exclusive copyright and distribution agreement.
The amount paid has been fully impaired as of December 31, 2022.

Note
5
. RELATED PARTY TRANSACTIONS

Related parties of the Company during the years ended December 31, 2022 and 2021 consist of the following:

Name of Related Party	Nature of Relationship
Yu Cheng Yang	Majority Shareholder, Director and Officer of the Company
Co-Innovation Group Limited	Company under control of Yu Cheng Yang
World Capital Holding Limited	Company under control by Shanghai Qifan Qiye Management Co., Ltd.’s shareholders, former non-controlling interest of the Company

Due to shareholders

The Company has advanced funds from its directors and shareholders Yu Cheng Yang for working capital purposes. As of December 31, 2022 and 2021, there were $277,080 and $30,858 advance outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after thirty days of written notice by the director and shareholder.

On July 8, 2021, the Company issued the 90,000,000 shares of common stock to convert $59,219 owed to Mr. Yang.

Mr. Yang advanced $433,300

to the Company as working capital, and the Company repaid $185,644 to Mr. Yang for the
year
ended D
ecem
ber 31, 2022.

Mr. Yang advanced $216,467 to the Company as working capital, and the Company repaid $294,508 to Mr. Yang for the year ended December 31, 2021.

Note
6
. TERM LOAN

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
th
to 60
th
is 1.9% per annum.

On May 7, 2021, TWD 1,000,000 (approximately $35,917) term loan was granted to the Company for employee salary with repayment period of 60 months. The term loan is subject to an interest charge at 1.5% per annum forthe first 8 months of the term loan; interest charges on the term loan from 9 th
to 60
th
is 2% per annum.

As of December 31, 2022, the outstanding balance of the term loan is $184,509, of which $68,498 i
s due within one year and classified as short term, and $116,012 is due after one year, and has classified as long term, respectively.

As of December 31, 2021, the outstanding balance of the term loan is $284,180, of which $80,047 is due within one year and classified as short term, and $204,133 is due after one year, and has classified as long term.

Interest expenses were $4,558 and $3,142 for the years ended December 31, 2022 and 2021, respectively.

Note
7
. STOCKHOLDERS’ EQUITY

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

A summary of warrant activities as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Warrants outstanding at December 31, 2021	-	$-	-
Granted	200,000	2.00	4.98
Exercised	-	-	-
Expired	-	-	-
Warrants outstanding at December 31, 2022	200,000	$2.00	4.98
Warrants exercisable at December 31, 2022	200,000	$2.00	4.98

Note
8
. STOCK BASED COMPENSATION

Restricted Stock

On May 19, 2022, the Company issued 3,601,306 shares of restricted common stock to non-employees, the amount is recorded as deferred (unearned) compensation of $
38,534
, due to the service has not been started. The fair value of the shares was determined based on a contemporaneous valuation report
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

In accordance to ASC 815-40, an equity-linked financial instrument can be classified in equity only if it (1) is indexed to the reporting entity’s own stock and (2) meets all other conditions for equity classification. The warrants are classified as equity instruments because a fixed amount of cash is exchanged for a fixed amount of equity.

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

	Years Ended December 31,
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

Stock based compensation were $1,231 and $nil for the years ended December, 2022 and 2021, respectively.

Note
9
. INCOME TAXES

United States

EOS, Inc. is incorporated in the United States of America and is subject to United States federal taxation at tax rate of 21%. No provisions for income taxes have been made as the Company has no taxable income for the period. As of December 31, 2022, the Company had net operating loss carry forwards of $1,314,134 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100% valuation allowance has offset deferred tax asset resulting from the net operating losses.

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

People’s Republic of China (“PRC”)

Under the Enterprise Income Tax (“EIT”) Law of the PRC, the standard EIT rate is 25%. The PRC subsidiary of the Company is subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. No provision for income taxes have been made as Maosong had no taxable income as of and for the year ended December 31, 2022.

Provision for income tax consists of the following:

	Years Ended December 31,
	2022	2021
Current income tax (benefit)
U.S.	$-	$-
Taiwan	(10,093)	16,592
PRC	-	-
Sub total	(10,093)	16,592

Deferred income tax
Deferred tax assets for NOL carry-forwards	284,605	58,003
Valuation allowance	(284,605)	(58,003)
Other adjustments	(10,093)	-
Net changes in deferred income tax (benefit)	-	-
Total income tax provision	$(10,093)	$16,592

The Company has an income tax benefit of $
10,093
which was an
adjustment of
over estimated tax expense from prior year.

The net loss before income taxes and its provision for income taxes as follows:
`	Years Ended December 31,
	2022	2021
Net loss before income tax	(1,922,252)	(1,084,973)
Statutory tax rate	15%	20%
Income tax provision	(284,605)	(216,995)
Valuation allowance	284,605	58,003
Non-taxable income	-	180,283
Other adjustments	(10,093)	(4,699)
Income tax expenses, net	(10,093)	16,592

Significant components of the Company’s deferred taxes assets as follows:

	Years Ended December 31,
Deferred tax assets:	2022	2021
Net operating loss carry-forwards	284,605	235,488
Less: Valuation allowance	(284,605)	(235,488)
Deferred tax assets, net	-	-

Note
10
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

As of December 31, 2022 and 2021, the Company has paid $1,013,541 and $1,030,000 to Shuang Hua, respectively, and are recorded as other long-term assets. Due to Covid-19 in 2020, the Company has not started its business plan with the exclusive copyright and distribution agreement, and such amount paid has been fully impaired as of December 31, 2022
.

Note 1
1
. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of December 31, 2022 have been incorporated into these consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures
.

Definition and Limitations of Disclosure Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions and (iv) the absence of any independent directors. Therefore, our internal controls over financial reporting were not effective as of December 31, 2022.

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

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Act that permanently exempted smaller reporting companies from the auditor attestation requirement.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Director and Executive Officer of the Company

The following table sets forth certain information regarding our current executive officers and directors as of
March 27, 2023:

Name	Age	Position

He-Siang Yang	71	Chief Executive Officer (CEO), Chief Financial Officer, President, Secretary, Treasurer and Chairman of the Board
Yu-Cheng Yang	43	Director and General Manager
Lai-Chen Kwok	79	Director

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

He-Siang Yang, CEO, Chief Financial Officer, President, Secretary, Treasurer and Director

On April 3, 2017, Mr. Yang was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of the Company.
  From 2009 through 2015, Mr. Yang served as the president of U-Power in Taipei, Taiwan. Mr. Yang performed those duties normally associated with a president, including, but not limited to business development, management and business oversight. From 2015 to the present, Mr. Yang has been the president of EOS Trading Company Limited, a Hong Kong company.
From April 2021 to present,  Mr. Yang has been the director of Co-Innovation Limited Inc., a British Virgin Island company. Both of these companies are
in the business of trading of consumer products, including supplements, and green technology-related products.

Mr. Yang obtained a Bachelor of Science degree in mathematics from the National Taiwan Ocean University in Taiwan. On April 3, 2017,

Yu Cheng Yang, Director and General Manager

From 2009 through 2015, Mr. Yang was on the board of directors of and employed as a General Manager of U-Power Co., located in Taipei, Taiwan, which was in the business of developing e-commerce platforms and related server maintenance. Mr. Yang’s duties with U-Power Co. were the development, implementation and management of various business policies.  Currently, Mr Yang also serves as sole director of EITB.

In April, 2015, Mr. Yang became the President and sole director of the Company. On April 3, 2017, Mr. Yang resigned as President, Secretary and Treasurer of the Company. Mr. Yang is also the sole director of EITB.

From 2018 through present, serves as the General Manager of Emperor Star
International Trade Co., Ltd.

Mr. Yang graduated from Jin Wen University of Science and Technology in 2003 with a bachelor’s degree in Hotel Management.

Lai Chen Kwok, Director

On April 3, 2017, M
s
. Kwok was appointed as a Director of the Company.  From 2008 through 2015, Mr. Kwok served as a financial planner at Prudential Hong Kong Limited, a Hong Kong insurance company.

M
s
. Kwok obtained a Bachelor of the Arts degree in English from the Overseas Chinese University, a private university in Taiwan.

Employment Agreements

The Company does not have any employment agreements with any of its employees.

Term of Office

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

Family Relationships

There are no family relationships between or among any of our directors or executive officers or persons nominated or chosen by us to become directors or executive officers.

Director Independence

Our board of directors has reviewed the independence of our directors and has determined that we have no independent directors pursuant to Rule 5605(a)(2) of Nasdaq and applicable SEC rules and regulations. In making this determination, our board of directors considered the relationships that each of our directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence.

Board Committees

Our board of directors has no separately designated committees and our board members carry out the functions of both an audit committee and a compensation committee. We do not have an audit committee financial expert serving on our board of directors. Due to our limited financial resources, we are not in a position to retain an independent director with the qualifications to serve as an audit committee financial expert at this time.

Risk Oversight

Our board of directors will oversee a company-wide approach to risk management. Our board of directors will determine the appropriate risk level for us generally, assess the specific risks faced by us and review the steps taken by management to manage those risks. While our board of directors will have ultimate oversight responsibility for the risk management process, its committees will oversee risk in certain specified areas.

Until we have established our compensation committee of our board of directors, our board of directors will be responsible for overseeing the management of risks relating to our executive compensation plans and arrangements, and the incentives created by the compensation awards it administers. Until we have established our audit committee, our board of directors will oversee management of enterprise risks and financial risks, as well as potential conflicts of interests. Our board of directors will be responsible for overseeing the management of risks associated with the independence of our board of directors.

Code of Ethics

The Company has not adopted a Code of Ethics.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past three years has served, as a member of the board of directors or compensation committee of another entity that has one or more executive officers serving on our board of directors or the compensation committee. No member of our compensation committee has any other business relationship or affiliation with us other than his or her service as a director.

Nominations to the Board of Directors

General
— Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Our board of directors’ candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the shareholders, diversity, and personal integrity and judgment. In addition, directors must have time available to devote to our board of directors’ activities and to enhance their knowledge of our business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to our Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5 furnished to us, we believe that during the year ended December 31, 2022, our executive officers and directors were not in compliance with all Section 16(a) filing requirements.

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

Item 11. Executive Compensation.

EXECUTIVE SUMMARY COMPENSATION TABLE BY THE COMPANY

The following table sets forth the compensation paid or accrued by us to our Executive Officers for the fiscal years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary FY ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

He Siang Yang,	2022	60,459		-	-	-	-	-	60,459
CEO, CFO, President, Secretary,	2021	59,091	-	-	-	-	-	-	59,091
Treasurer, and Director

Yu Cheng Yang,	2022	161,225	6,718	-	-	-	-	-	167,943
Director and General Manager	2021	173,692	7,163	-	-	-	-	-	180,855

Equity Compensation Plans, Bonus Plans

As of December 31, 2022, we had no equity incentive plans outstanding. We have no Compensation Committee.

Pension Benefits

As of December 31, 2022, we did not have any defined benefit pension plans.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Debt Securities

We have no debt securities outstanding.

Repurchase Programs

There is currently no share repurchase program pending.

Director Compensation

The directors do not receive any compensation.  Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board members.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following sets forth information as of March 27, 2023
regarding the number of shares of our Common Stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding Common Stock, (ii) each of our directors and named executive officer and (iii) all of our directors and named executive officers as a group.

The amounts and percentages of our Common Stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right, and the conversion of preferred stock. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our Common Stock. Except as otherwise indicated, the address of each of the shareholders listed below is: c/o EOS Inc,
4F-1, No.5, Qingdao E. Rd., Zhongzheng Dist., Taipei City 100008 Taiwan (Republic of China).

Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially owned (1)
Officers and directors as a group
Yu Cheng Yang	30,000	0.02%
He Siang Yang	10,000	0.01%
Lai Chen Kwok	901	0.00%
All officers and directors as a group (3 person)	40,901	0.03%
5% or more shareholders
Co-Innovation Group Limited	150,000,000	83.31%
World Capital Holding Ltd.	30,000,000	16.66%
Total	180,040,901	100%

Beneficial ownership percentages are calculated based on shares of common stock issued and outstanding and is based on a total of
183,781,560
shares of common stock that were issued and outstanding as of March 27, 2023.
Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of
March 27, 2023
. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Related parties of the Company during the years ended December 31, 2022 and 2021 consist of the following:

Name of Related Party	Nature of Relationship
Yu Cheng Yang	Majority Shareholder, Director and Officer of the Company
Co-Innovation Group Limited	Company under control of Yu Cheng Yang
World Capital Holding Limited	Company under control by Shanghai Qifan Qiye Management Co., Ltd.’s shareholders, former non-controlling interest of the Company

The Company has advanced funds from its directors and shareholders Yu Cheng Yang for working capital purposes. As of December 31, 2022 and 2021, there were $277,080 and $30,858 advance outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after thirty days of written notice by the director and shareholder.

On July 8, 2021, the Company issued the 90,000,000 shares of common stock to convert $59,219 owed to Mr. Yang.

Mr. Yang advanced $353
,000

to the Company as working capital, and the Company repaid $106
,778
to Mr. Yang for the years ended December 31, 2022.

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

Item 14. Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The Company’s Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Onestop Assurance PAC as our independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence. The following table shows the fees for the fiscal years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Audit Fees	$45,000	53.000
Audit Related Fees	-	--- - -
Tax Fees	-	1,000
All Other Fees	-	-
Total	$45,000	54.000

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our audit committee or (ii) entered into pursuant to pre-approval policies and procedures established by the audit committee, provided that the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

Pre-Approval Policies and Procedures

We do not have an audit committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during the fiscal years ended June 30, 2022 and 2021 were reviewed and approved by our Board before the respective services were rendered.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Exhibits

The following exhibits are included herewith:

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, filed with the Secretary of State of the State of Nevada on April 3, 2015(+)
3.2	Bylaws of the Company (1)
3.3	Certificate of Amendment, filed with the Secretary of State of the State of Nevada on August 18, 2015(+)
3.4	Certificate of Correction, filed with the Secretary of State of the State of Nevada on September 28, 2015 (+)
3.5	Certificate of Change, filed with the Secretary of State of the State of Nevada on March 16, 2021(+)
3.6	Certificate of Amendment, filed with the Secretary of State of the State of Nevada on April 7, 2021(+)
3.7	Certificate of Designation, filed with the Secretary of State of the State of Nevada on August 19, 2021(+)
10.1	Termination Agreement, by and between the Company and AsiaSonic Industrial Company Co. LTD, dated March 30, 2023(+)
31.1/31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(+)
32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act(+)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith
(1)	Incorporated by reference to Exhibit 3.3 to the Company’s Form S-1 filed on September 10, 2015.
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

EOS Inc.

Dated: March 31, 2023	By:	/s/ He-Siang Yang
He-Siang Yang
Chief Executive Officer, Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

EOS Inc.

Signature	Title	Date

/s/ He-Siang Yang	Principal Executive Officer, Principal Financial Officer, Chairman of the Board	March 31, 2023
He-Siang Yang

/s/ Yu Cheng Yang	Director	March 31, 2023
Yu Cheng Yang

/s/ Lai Chen Kwok	Director	March 31, 2023
Lai Chen Kwok