Form 10-K/A
period 2022-12-31
EOS INC.
filed 2023-04-06
CIK 1651958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Documents Incorporated by Reference: None

Explanatory Note

On March 31, 2023, EOS Inc. (the “Company”) filed its Annual Report on Form 10-K (the “Original Form 10-K”) for the fiscal year ended December 31, 2022.  The purpose of this Amendment No. 1 (the “Amendment”) is to replace the cover page in which the Original Form 10-K contained an inadvertent clerical error indicating that the Company was a shell company.  In addition,
Item 14. Principal Accounting Fees and Services,
Summary of Principal Accounting Fees for Professional Services Rendered,
Pre-Approval Policies and Procedures, is amended to disclose that the services and fees were for the time period ended December 31, 2022 and 2021.

XBRL has been updated in this Amendment solely with respect to the cover page, and Exhibit 104 has been added to include the Cover Page Interactive Data File (formatted as inline XBRL and included as Exhibit 101)

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from its principal executive and principal financial officer as Exhibits 31.1
/31.2

and 32.1
/3
2
.2
.

No other items of the Original Form 10-K are being amended and this Amendment does not reflect any events occurring after the filing of the Original Form 10-K.

2

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

Pre-Approval Policies and Procedures

We do not have an audit committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during the fiscal years ended December 31, 2022 and 2021 were reviewed and approved by our Board before the respective services were rendered.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Exhibits

The following exhibits are included herewith:

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, filed with the Secretary of State of the State of Nevada on April 3, 2015
3.2	Bylaws of the Company (1)
3.3	Certificate of Amendment, filed with the Secretary of State of the State of Nevada on August 18, 2015
3.4	Certificate of Correction, filed with the Secretary of State of the State of Nevada on September 28, 2015
3.5	Certificate of Change, filed with the Secretary of State of the State of Nevada on March 16, 2021
3.6	Certificate of Amendment, filed with the Secretary of State of the State of Nevada on April 7, 2021
3.7	Certificate of Designation, filed with the Secretary of State of the State of Nevada on August 19, 2021
10.1	Termination Agreement, by and between the Company and AsiaSonic Industrial Company Co. LTD, dated March 30, 2023
31.1/31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(+)
32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act(+)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and included as Exhibit 101)

+	Filed herewith
(1)	Incorporated by reference to Exhibit 3.3 to the Company’s Form S-1 filed on September 10, 2015.
*
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

EOS Inc.

Dated: April 6, 2023	By:	/s/ He-Siang Yang
He-Siang Yang
Chief Executive Officer, Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

EOS Inc.

Signature	Title	Date

/s/ He-Siang Yang	Principal Executive Officer, Principal Financial Officer, Chairman of the Board	April 6, 2023
He-Siang Yang

/s/ Yu Cheng Yang	Director	April 6, 2023
Yu Cheng Yang

/s/ Lai Chen Kwok	Director	April 6, 2023
Lai Chen Kwok

