Form 10-Q
period 2023-03-31
EOS INC.
filed 2023-05-16
CIK 1651958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2023

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

+8862-2586-8300
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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes

☐

No

☒

As of May
1
6
,
2023, the number of shares of registrant’s common stock outstanding is 183,781,560.

EOS, Inc.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim condensed consolidated financial statements of EOS Inc. are included in this Quarterly Report on Form 10-Q:

EOS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
As of March 31, 2023 and December 31, 2022

(In U.S. Dollars, except share data or otherwise stated)
Unaudited

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$15,031	$18,169
Accounts receivable	130,377	160,253
Inventory, net	115,361	46,196
Advances to suppliers	163,567	166,594
Security deposits	-	6,608
Prepaid expenses and other current assets	31,323	28,096
Total Current Assets	455,659	425,916
Non-Current Assets
Property, plant and equipment, net	5,616	4,692
Other non-current assets	197	-
Operating lease right of use asset	107,652	115,884
Total Non-Current Assets	113,465	120,576
Total Assets	569,124	546,492
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	38,946	-
Other payable and accrued expenses	44,772	73,352
Due to shareholders	392,425	277,080
Income taxes payable	52,927	49,074
Other current liabilities	812,500	750,000
Operating lease liabilities - current	35,750	48,231
Current portion of long-term loan payables	65,455	68,497
Total Current Liabilities	1,442,775	1,266,234
Non-Current Liabilities
Long-term loan payables	101,670	116,012
Operating lease liabilities - non-current	71,902	80,538
Total Non-Current Liabilities	173,572	196,550
Total Liabilities	1,616,347	1,462,784
Commitments and Contingencies	-	-
Shareholders’ Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized, 1,500,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	1,500	1,500
Common stock ($0.001 par value; 575,000,000 shares authorized, 183,781,560 and 183,781,560 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	183,781	183,781
Additional paid in capital	67,249	67,249
Deferred stock compensation	(40,674)	(40,674)
Accumulated loss	(1,293,902)	(1,165,665)
Accumulated other comprehensive loss	42,237	42,964
Total equity attributable to EOS, Inc.	(1,039,809)	(910,845)
Non-controlling interest	(7,414)	(5,447)
Total Equity	(1,047,223)	(916,292)
Total Liabilities and Shareholders’ Equity	569,124	546,492
F-2

EOS, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income
For the Three Months Ended March 31, 2023 and 2022
(In U.S. Dollars, except share data or otherwise stated)
Unaudited

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Net sales	$171,079	$33,064
Cost of sales	58,173	6,675
Gross profit	112,906	26,389
Selling, general and administrative expenses	242,326	230,083
Income (Loss) from operations	(129,420)	(203,694)
Other income (expense)
Interest income (expense)	(1,383)	(880)
Other income (expense)	666	(2,505)
Total other income (expense)	(717)	(3,385)
Loss before income tax provision	(130,137)	(207,079)
Income tax expenses (benefits)	-	-
Net Loss	$(130,137)	$(207,079)
Other Comprehensive Income (Loss):
Net income (loss) attributable to non-controlling interests	(1,900)	(4,091)
Net income (loss) attributable to EOS and subsidiaries	(128,237)	(202,988)
Foreign currency translation adjustment, net of tax	(794)	(44,923)
Comprehensive loss	$(130,931)	$(252,002)
Net loss per share:
Basic and diluted	(0.001)	(0.001)
Weighted average number of common shares:
Basic and diluted	183,781,560	180,065,254

EOS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2023 and 2022
(In U.S. Dollars, except share data or otherwise stated)
Unaudited

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Deferred Stock Compensation	Additional Paid-in Capital	Retained Earnings	Accumulated other Comprehensive Income (Loss)	Equity attributable to EOS, Inc.	Non-Controlling interest	Total Equity

Balance at December 31, 2021	180,065,254	$180,065	$1,500,000	$1,500	$-	$29,060	$722,925	$133,056	$1,066,606	$19,562	$1,086,168
Foreign currency translation adjustment	-	-	-	-	-	-	-	(44,080)	(44,080)	(843)	(44,923)
Net loss	-	-	-	-	-	-	(202,988)		(202,988)	(4,091)	(207,079)
Balance at March 31, 2022	180,065,254	180,065	1,500,000	1,500	-	29,060	519,937	88,976	819,538	14,628	834,166

Balance at December 31, 2022	183,781,560	183,781	1,500,000	1,500	(40,674)	67,249	(1,165,665)	42,964	(910,845)	(5,447)	(916,292)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(727)	(727)	(67)	(794)
Net loss	-	-	-	-	-	-	(128,237)		(128,237)	(1,900)	(130,137)
Balance at March 31, 2023	183,781,560	$183,781	$1,500,000	$1,500	$(40,674)	$67,249	$(1,293,902)	$42,237	$(1,039,809)	$(7,414)	$(1,047,223)

EOS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2023 and 2022
(In U.S. Dollars, except share data or otherwise stated)
Unaudited

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Cash flows from operating activities
Net loss	(130,137)	(207,079)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	192	361
Amortization of right-of-use asset	8,818	9,135
Changes in assets and liabilities
Decrease in accounts receivable	30,717	32,913
Increase in inventory	(69,155)	(60,454)
Decrease in advance to suppliers	3,835	35,205
Decrease (increase) in security deposits and other assets	3,356	(22,459)
Increase in accounts payable	39,062	-
Increase in accrued expenses	33,486	65,391
Decrease in advances from customers	(12,986)	-
Increase (decrease) in income tax payable	3,412	(7,058)
Decrease in operating lease liabilities	(8,818)	(9,135)
Net cash used in operating activities	(98,218)	(163,180)
Cash flows from investing activities
Purchase of equipment	(1,096)	-
Net cash provided by (used in) investing activities	(1,096)	-
Cash flows from financing activities
Proceeds from related party	114,367	221,308
Repayment to borrowings	(18,301)	(19,667)
Net cash provided by (used in) financing activities	96,066	201,641
Effect of foreign currency translation on cash and cash equivalents	109	(1,073)
Net increase (decrease) of cash and cash equivalents	(3,139)	37,388
Cash, cash equivalents, and restricted cash
Beginning	18,170	24,141
Ending	$15,031	$61,529
Reconciliation of Cash, Cash Equivalents & Restricted Cash to Statements of Cash Flows
Cash & cash equivalents	15,031	61,529
Restricted cash	-	-
Total cash, cash equivalents, and restricted cash	$15,031	$61,529
Supplemental Disclosure of Cash Flows
Cash paid during the periods for:
Interest	$-	$880
Income taxes	$-	$-

EOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDAED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data were derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements, footnote disclosures, and other information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Property and Equipment

Property and equipment are carried at cost net of accumulated depreciation. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally over five years. Depreciation expense was $192 and $361 for the three months ended March 31, 2023 and 2022, respectively.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Impairment loss on property and equipment was $nil and $nil for the three months ended March 31, 2023 and 2022, respectively.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the three months ended March 31, 2023:
Nutrition supplement	$164,628
Software	5,978
Other	473
Total	$171,079

For the three months ended March 31, 2022:
Water purifier machine	$12,230
Automobile carbon reduction machine	6,795
Nutrition supplement	5,168
Software	8,871
Total	$33,064

Revenue by Geography

For the three months ended March 31, 2023 :
Asia Pacific	$171,079
Total	$171,079

For the three months ended March 31, 2022 :
Asia Pacific	$33,064
Total	$33,064

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $nil and $nil for three months ended March 31, 2023 and 2022, respectively.

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

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $1,175 and $1,400 for three months ended March 31, 2023 and 2022, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

For the three months ended March 31, 2023 and 2022, warrants were excluded as dilutive shares as the Company incurred a net loss.

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

Concentration of Credit Risk

Cash and cash equivalents
: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”) NT$ 3 million. The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of March 31, 2023, the Company had approximately $nil in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

Customers
: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the three months ended March 31, 2023,
one
customer accounted for more than 10% of the Company’s total revenues.

Customer	Net sales for the three months ended March 31, 2023	% of Total	Accounts receivable balance as of March 31, 2023	% of Total
A	$5,978	3%	$82,506	63%
B	$150,957	88%	$10,330	8%

For the three months ended March 31, 2022, one customer accounted for more than 10% of the Company’s total revenues.

Customer	Net sales for the three months ended March 31, 2022	% of Total	Accounts receivable balance as of March 31, 2022	% of Total
A	$33,064	100%	$365,149	72%

Suppliers
: The Company’s inventory is purchased from various suppliers.

For the three months ended March 31, 2023, one supplier accounted for more than 10% of the Company’s total net purchase:

Supplier	Net purchase for the three months ended March 31, 2023	% of Total	Accounts payable balance as of March 31, 2023	% of Total
A	$126,999	100%	$38,946	100%

For the three months ended March 31, 2022, one supplier accounted for more than 10% of the Company’s total net purchase:

Supplier	Net purchase for the three months ended March 31, 2022	% of Total	Accounts payable balance as of March 31, 2022	% of Total
A	$64,664	96%	$-	-%

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

Note 2. LEASE

As of March 31, 2023, the Company has operating lease agreement for its car with remaining lease terms of 36 months, photocopier with remaining lease terms of 42 months, and office lease with remaining lease terms of 21 months, respectively. The Company does not have any other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

Operating lease expenses were $16,479 and $15,965 for the three months ended March 31, 2023 and 2022, respectively.

The components of lease expense and supplemental cash flow information related to leases for the three months ended are as follows:

Lease Cost	March 31, 2023	March 31, 2022
Operating lease cost (included in general and administrative expenses in the Company’s statement of operations)	$9,535	216

Other Information
Right-of-use assets obtained in exchange for new operating leases liabilities	72,865	82,678
Cash paid for amounts included in the measurement of lease liabilities	-	216
Weighted average remaining lease term – operating leases (in years)	2.75	2.00
Average discount rate – operating lease	2.44%	2.44%

The supplemental balance sheet information related to leases for the period is as follows:

	March 31, 2023	December 31, 2022
Operating leases
Right-of-use assets, net	$107,652	$115,884

Operating lease liabilities	$107,652	$115,884

The future minimum lease payment schedule as follows:

For the years ending March 31,
2023 (nine months remaining)	28,532
2024	38,042
2025	35,850
2026	9,366
Total lease payments	111,790
Less: Interest	(4,138)
Total	107,652

NOTE 3 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had net losses for the three months ended March 31, 2023, and had negative working capital and accumulated deficit as of March 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 5. RELATED PARTY TRANSACTIONS

Related parties of the Company during the three months ended March 31, 2023 and 2022 consist of the following:

Name of Related Party	Nature of Relationship
Yu Cheng Yang	Majority Shareholder, Director and Officer of the Company
Co-Innovation Group Limited	Company under control of Yu Cheng Yang
World Capital Holding Limited	Company under control by Shanghai Qifan Qiye Management Co., Ltd.’s shareholders, former non-controlling interest of the Company

Due to shareholders

The Company has advanced funds from its directors and shareholders Yu Cheng Yang for working capital purposes. As of March 31, 2023 and December 31, 2022, there were $392,425 and $277,080 advance outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after thirty days of written notice by the director and shareholder.

Mr. Yang advanced $155,370 to the Company as working capital, and the Company repaid $41,343 to Mr. Yang for the three months ended March 31, 2023.

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
th
to 60
th
is 2% per annum.

As of March 31, 2023, the outstanding balance of the term loan is $167,125, of which $65,455 is due within one year and classified as short term, and $101,670 is due after one year, and has classified as long term, respectively.

As of December 31, 2022, the outstanding balance of the term loan is $184,509, of which $68,497 is due within one year and classified as short term, and $116,012 is due after one year, and has classified as long term.

Interest expenses were $1,383 and $880 for the three months ended March 31, 2023 and 2022, respectively.

Note 7. STOCKHOLDERS’ EQUITY

Preferred Stock

On July 8, 2021, the board of directors of the Company amended its stock designation and the Company is authorized to issue 5,000,000 shares of Series A Preferred Stock with par value $0.001. Each stock is entitled to 1,000 votes of common stock without dividend rights.

As of March 31, 2023, the Company has 1,500,000 shares of Series A Preferred Stock issued and outstanding.

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

As of March 31, 2023, the Company has 183,781,560 shares of Common Stock issued and outstanding.

Warrants

On February 3, 2022, the Company granted the issuance of warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $2 per share with an expiration date of December 22, 2027 to a consultant or its designees as compensation. The warrants were fully vested upon issuance.

A summary of warrant activities as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Warrants outstanding at December 31, 2022	200,000	$2.00	4.98
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Warrants outstanding at March 31, 2023	200,000	$2.00	4.73
Warrants exercisable at March 31, 2023	200,000	$2.00	4.73

Note 8. STOCK BASED COMPENSATION

Restricted Stock

On May 19, 2022, the Company issued 3,601,306 shares of restricted common stock to non-employees, the amount is recorded as deferred (unearned) compensation of $38,534, due to the service has not been started. The fair value of the shares was determined based on a contemporaneous valuation report.

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

The assumptions used to determine the initial fair value of the Warrants at inception as follows:

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

Stock based compensation were $nil and $nil for the three months ended March 31, 2023 and 2022, respectively.

Note 9. INCOME TAXES

United States

EOS, Inc. is incorporated in the United States of America and is subject to United States federal taxation at tax rate of 21%. No provisions for income taxes have been made as the Company has no taxable income for the period. As of March 31, 2023, the Company had net operating loss carry forwards of $1,376,634 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100% valuation allowance has offset deferred tax asset resulting from the net operating losses.

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

People’s Republic of China (“PRC”)

Under the Enterprise Income Tax (“EIT”) Law of the PRC, the standard EIT rate is 25%. The PRC subsidiary of the Company is subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. No provision for income taxes have been made as Maosong had no taxable income as of and for the three months ended March 31, 2023.

Provision for income tax consists of the following:

Three months ended March 31,
	2023	2022
Current income tax (benefit)
U.S.	$-	$-
Taiwan	-	-
PRC	-	-
Sub total	-	-

Deferred income tax
Deferred tax assets for NOL carry-forwards	26,028	42,166
Valuation allowance	(26,028)	(42,166)
Other adjustments	-	-
Net changes in deferred income tax (benefit)	-	-
Total income tax provision	$-	$-

The net loss before income taxes and its provision for income taxes as follows:

`	Three months ended March 31,
	2023	2022
Net loss before income tax	(130,137)	(207,079)
Statutory tax rate	20%	20%
Income tax provision	(26,028)	(41,416)
Valuation allowance	26,028	42,166
Non-taxable income	-	-
Other adjustments	-	(750)
Income tax expenses, net	-	-

Significant components of the Company’s deferred taxes assets as follows:

Deferred tax assets:	March 31, 2023	December 31, 2022
Net operating loss carry-forwards	312,325	284,605
Less: Valuation allowance	(312,325)	(284,605)
Deferred tax assets, net	-	-

Note 10. COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2022, the Company has paid $1,013,541 to Shuang Hua, respectively, and are recorded as other long-term assets. Due to Covid-19 in 2020, the Company has not started its business plan with the exclusive copyright and distribution agreement, and such amount paid has been fully impaired as of December 31, 2022.

Note 11. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of March 31, 2023 have been incorporated into these consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the results of operations and financial condition of EOS Inc. and its subsidiary(“EOS” or the “Company”) as of March 31, 2023 for the
three months ended March 31, 2023 and 2022
should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to EOS. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

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

Results of Operation

The following presents the consolidated result of the Company for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Net sales

Net sales were $171,079 for three months ended March 31, 2023, representing an increase of $138,015 or 417.4%, as compared to $33,064 for the three months ended March 31, 2022. The increase was primarily due to higher domestic sales and increased focus on selling nutritional supplement products.

Cost of sales

Cost of sales was $58,173 for the three months ended March 31, 2023, representing an increase o
f $51,498 or 771.5%, as compared to $6,675 for the three months ended March 31, 2022.

Gross profit

Gross profit was $112,906 for the three months ended March 31, 2023, compared to $26,389 for the same period in 2022. Gross profit as a percentage of net sales was 66.0% for the three months ended March 31, 2023, compared to 79.8% in the same period in 2022. The decrease was primarily due to categories of products sold during each of the periods ended.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $242,326 for the three months ended March 31, 2023, representing an increase of $12,243 or 5.3%, as compared to $230,083 for the three months ended March 31, 2022.

Income (loss) from operations

Loss from operations was $129,420 for the three months ended March 31, 2023 compared to loss from operations of $203,694 for the three months ended March 31, 2022, representing a decrease of $74,274 or 36.5%. Such decrease was primarily due to the increase in sales and cost of sales.

Other income (loss)

Other loss was $717 for the three months ended March 31, 2023, reflecting a decrease of $2,668, or 78.8%, compared to other loss of $3,385 for the three months March 31, 2022. The decrease was mainly attributable to investment disposal loss in the prior period.

Net income (loss)

As a result of the above factors, our net loss was $130,137 for the three months ended March 31, 2023, as compared to net loss of $207,079 for the three months ended March 31, 2022, representing a decrease in loss of $76,942 or 37.2%.

Liquidity and Capital Resources

Cash and cash equivalents were $15,031 at March 31, 2023 and $18,169 at December 31, 2022. Our total current assets were $455,659 at March 31, 2023, as compared to $425,916 at December 31, 2022. Our total current liabilities were $1,442,775 at March 31, 2023, as compared to $1,266,234 at December 31, 2022.

We had a working capital deficit of $987,116 on March 31, 2023, compared to the working capital deficit of $840,318 on December 31, 2022. The decrease in working capital was primarily attributable to the increase in amount due to shareholders and increased in inventory.

Net cash used in operating activities was $98,218 during the three months ended March 31, 2023, as compared to $163,180 for the three months ended March 31, 2022. The net cash used in operating activities decreased $64,962 was primary attributable to the decrease in net losses with an increase in accounts payables and other payables.

Net cash used in investing activities was $1,096 during the three months ended March 31, 2023, as compared to $nil for the three months ended March 31, 2022. The increase in net cash used in investing activities was due to the increase in the acquisition of equipment.

Net cash provided by financing activities was $96,066 during the three months ended March 31, 2023, as compared to $201,641 for the three months ended March 31, 2022. The decrease in net cash provided by financing activities was due to the proceeds from related party payable and borrowings.

As a result of the above factors, net decrease in cash and cash equivalents were $3,139 for the three months ended March 31, 2023, as compared to net increase
of $37,388 for the three months ended March 31, 2022.

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

Property and Equipment

Property and equipment are carried at cost net of accumulated depreciation. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally over five years. Depreciation expense was $192 and $361 for the three months ended March 31, 2023 and 2022, respectively.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Impairment loss on property and equipment was $nil and $nil for the three months ended March 31, 2023 and 2022, respectively.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the three months ended March 31, 2023:

Nutrition supplement	$164,268
Software	5,978
Others	473
Total	$171,079

For the three months ended March 31, 2022:
Water purifier machine	$12,230
Automobile carbon reduction machine	6,795
Nutrition supplement	5,168
Software	8,871
Total	$33,064

Revenue by Geography

For the three months ended March 31, 2023 :
Asia Pacific	$171,079
Total	$171,079

For the three months ended March 31, 2022 :
Asia Pacific	$33,064
Total	$33,064

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $nil and $nil for three months ended March 31, 2023 and 2022, respectively.

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

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $1,175 and $1,400 for three months ended March 31, 2023 and 2022, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

For the three months ended March 31, 2023 and 2022, warrants were excluded as dilutive shares as the Company incurred a net loss.

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

Concentration of Credit Risk

Cash and cash equivalents
: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”) NT$ 3 million. The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of March 31, 2023, the Company had approximately $nil in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

Customers
: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the three months ended March 31, 2023,
one
customer accounted for more than 10% of the Company’s total revenues.

Customer	Net sales for the three months ended March 31, 2023	% of Total	Accounts receivable balance as of March 31, 2023	% of Total
A	$5,978	3%	$82,506	63%
B	$150,957	88%	$10,330	8%

For the three months ended March 31, 2022, one customer accounted for more than 10% of the Company’s total revenues.

Customer	Net sales for the three months ended March 31, 2022		% of Total	Accounts receivable balance as of March 31, 2022	% of Total
A	$	33,064	100%	$365,149	72%

Suppliers
: The Company’s inventory is purchased from various suppliers.

For the three months ended March 31, 2023, one supplier accounted for more than 10% of the Company’s total net purchase:

Supplier	Net purchase for the three months ended March 31, 2023	% of Total	Accounts payable balance as of March 31, 2023	% of Total
A	$126,999	100%	$38,946	100%

For the three months ended March 31, 2022, one supplier accounted for more than 10% of the Company’s total net purchase:

Supplier	Net purchase for the three months ended March 31, 2022	% of Total	Accounts payable balance as of March 31, 2022	% of Total
A	$64,664	96%	$-	-%

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2023, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions and (iv) the absence of any independent directors. Therefore, our internal controls over financial reporting were not effective as of March 31, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously disclosed.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive and Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, is formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOS Inc.

Date: May 16, 2023	By:	/s/ He-Siang Yang
He-Siang Yang
Principal Executive Officer, Principal Financial Officer, President and Chairman of the Board

