Form 10-Q
period 2023-06-30
EOS INC.
filed 2023-08-14
CIK 1651958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number: 000-55661

EOS Inc.
(Exact name of registrant as specified in its charter)

Nevada	30-0873246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4F-1, No.5, Qingdao E. Rd
., Zhongzheng Dist.,
Taipei City 100008 Taiwan (Republic of China)
(Address of principal executive offices, Zip Code)

+
886
2
-2586-8300
(Registrant’s telephone number, including area code)

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	EOSS	OTC Pink

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was require
d t
o file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
☒
 No
☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes
☒
  No
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated f iler
,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐
 No
☒

A
s of August 1
4
 2023,
t
he number of shares of registrant’s common stock outstanding is 183,781,560.

EOS, Inc.

2

PART I — FINANCIAL INFORMAT
ION

Item 1. Financial Statements.

The following unaudited interim condensed consolidated financial statements of EOS Inc. are included in this Quarterly Report on Form 10
-Q:

EOS, INC. AND SUBSIDIARIES
Condensed
Consolidated Balance Sheets
As of June 30, 2023 and December 31, 2022
Unaudited
	June 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$26,600	$18,169
Accounts receivable	129,698	160,253
Inventory, net	84,658	46,196
Advances to suppliers	159,422	166,594
Security deposits	-	6,608
Prepaid expenses and other current assets	15,647	28,096
Total Current Assets	416,025	425,916
Non-Current Assets
Property, plant and equipment, net	5,283	4,692
Other non-current assets	192	-
Operating lease right of use asset	96,579	115,884
Loans receivable from related parties, net	-	-
Total Non-Current Assets	102,054	120,576
Total Assets	518,079	546,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Other payable and accrued expenses	51,125	73,352
Due to shareholders	505,709	277,080
Income taxes payable	47,764	49,074
Other current liabilities	875,116	750,000
Operating lease liabilities - current	35,138	48,231
Current portion of long-term loan payables	58,941	68,497
Total Current Liabilities	1,573,793	1,266,234
Non-Current Liabilities
Long-term loan payables	86,644	116,012
Operating lease liabilities - non-current	61,441	80,538
Total Non-Current Liabilities	148,085	196,550
Total Liabilities	1,721,878	1,462,784

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized, 1,500,000 sha res issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	1,500	1,500
Common stock ($0.001 par value; 575,000,000 shares authorized, 183,781,560 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	183,781	183,781
Additional paid in capital	67,249	67,249
Deferred stock compensation	(40,674)	(40,674)
Retained earnings	(1,456,128)	(1,165,665)
Accumulated other comprehensive loss	50,349	42,964
Total equity attributable to EOS, Inc.	(1,193,923)	(910,845)
Non-controlling interest	(9,876)	(5,447)
Total Equity	(1,203,799)	(916,292)
Total Liabilities and Shareholders’ Equity	$518,079	$546,492

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
Con
densed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2023 and 2022
Unaudited
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Net sales	$82,426	$99,121	$253,505	$132,185
Cost of sales	28,530	42,224	86,703	48,899
Gross profit	53,896	56,897	166,802	83,286
Selling, general and administrative expenses	218,537	210,571	460,863	440,654
Income (Loss) from operations	(164,641)	(153,674)	(294,061)	(357,368)
Other income (expense)
Interest income (expense)	(1,226)	(789)	(2,609)	(1,669)
Other income (expense)	759	7,370	1,425	4,865
Total other income (expense)	(467)	6,581	(1,184)	3,196
Loss before income tax provision	(165,108)	(147,093)	(295,245)	(354,172)
Income tax expenses (benefits)	-	(10,475)	-	(10,475)
Net Loss	$(165,108)	$(136,618)	$(295,245)	$(343,697)

Other Comprehensive Income (Loss):
Net income (loss) attributable to non-controlling interests	$(2,882)	(2,071)	(4,782)	(6,162)
Net income (loss) attributable to EOS and subsidiaries	(162,226)	(134,547)	(290,463)	(337,535)
Foreign currency translation adjustment, net of tax	8,532	(41,696)	7,738	(86,619)
Comprehensive loss	$(156,576)	$(178,314)	$(287,507)	$(430,316)

Net loss per share:
Basic and diluted	$(0.001)	$(0.001)	$(0.002)	$(0.002)
Weighted average number of common shares:
Basic and diluted	183,781,560	181,821,311	183,781,560	180,948,133

The accompanying notes are an integral part of these consolidated financial statements.
F-3

EOS, INC. AND SUBSIDIARIES
Con
densed Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2023 and 2022
Unaudited

								Accumulated	Equity
	Common Stock		Preferred Stock		Deferred	Additional		other	attributable	Non-
	Number of		Number of		Stock	Paid-in	Retained	Comprehensive	to	Controlling	Total
	Shares	Amount	Shares	Amount	Compensation	Capital	Earnings	Income (Loss)	EOS, Inc.	interest	Equity
Balance at December 31, 2021	180,065,254	180,065	$1,500,000	1,500	$-	$29,060	$722,925	$133,056	$1,066,606	$19,562	$1,086,168
Foreign currency translation adjustment	-	-	-	-	-	-	-	(44,080)	(44,080)	(843)	(44,923)
Net loss	-	-	-	-	-	-	(202,988)	-	(202,988)	(4,091)	(207,079)
Balance at March 31, 2022	180,065,254	180,065	1,500,000	1,500	-	29,060	519,937	88,976	819,538	14,628	834,166
Share issued for compensation	115,000	115	-	-	-	1,116	-	-	1,231	-	1,231
Deferred compensation expense relating to issuance of restricted common stock	3,601,306	3,601	-	-	(38,534)	34,933	-	-	-	-	-
Deferred compensation expense relating to issuance of warrant	-	-	-	-	(2,140)	2,140	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	(40,980)	(40,980)	(714)	(41,694)
Net loss	-	-	-	-	-	-	(134,547)	-	(134,547)	(2,071)	(136,618)
Balance at June 30, 2022	183,781,560	183,781	1,500,000	1,500	(40,674)	67,249	385,390	47,996	645,242	11,843	657,085

Balance at December 31, 2022	183,781,560	183,781	1,500,000	1,500	(40,674)	67,249	(1,165,665)	42,964	(910,845)	(5,447)	(916,292)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(727)	(727)	(67)	(794)
Net loss	-	-	-	-	-	-	(128,237)	-	(128,237)	(1,900)	(130,137)
Balance at March 31, 2023	183,781,560	$183,781	$1,500,000	$1,500	$(40,674)	$67,249	$(1,293,902)	$42,237	$(1,039,809)	$(7,414)	$(1,047,223)
Foreign currency translation adjustment	-	-	-	-	-	-	-	8,112	8,112	420	8,532
Net loss	-	-	-	-	-	-	(162,226)	-	(162,226)	(2,882)	(165,108)
Balance at June 30, 2023	183,781,560	$183,781	$1,500,000	$1,500	$(40,674)	$67,249	$(1,456,128)	$50,349	$(1,193,923)	$(9,876)	$(1,203,799)

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
Con
densed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2023 and 2022
Unaudited

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(295,245)	$(343,697)
Adjustments to reconcile net income to net cash provided by operating activities	-	-
Bad debt recovery	-	(17,900)
Depreciation	408	636
Amortization of right-of-use asset	-	18,138
Stock based compensation	-	1,231
Changes in assets and liabilities	-	-
Decrease in accounts receivable	28,424	235,129
I ncrease in inventory	(40,022)	(117,044)
Decrease in advance to suppliers	4,357	45,759
Decrease (increase) in security deposits and other assets	18,649	(2,834)
Increase in accounts payable	-	52,706
Increase in accrued expenses	103,771	90,258
Dec rease in advances from customers	(12,925)	-
Increase (decreas e) in income tax payable	865	(7,911)
D ecrease in operating lease liabilities	-	(18,138)
Net cash used in operating activities	(191,718)	(63,667)

Cash flows from investing activities
Purchase of equipment	(1,091)	(19,919)
Net cash used in investing activities	(1,091)	(19,919)

Cash flows from financing activities
Repayment to related party	(51,831)	(114,378)
Proceeds from related party	290,075	304,088
Repayment to borrowings	(36,546)	(38,992)
Net cash provided by financing activities	201,698	150,718

Effect of foreign currency translation on cash and cash equivalents	(458)	(3,945)
Net increase of cash and cash equivalents	8,431	63,187

Cash, cash equivalents, and restricted cash
Beginning	18,169	24,141
Ending	$26,600	$87,328

Supplemental Disclosure of Cash Flows
Cash paid during the periods for:
Interest	$2,666	$1,682
Income taxes	$-	$-

Non-cash financing and investing activities:
Deferred compensation expense relating to issuance of restricted common stock	$-	$38,534
Deferred compensation expense relating to issuance of warrant	$-	$2,140

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
NOTES TO
CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data were derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited condensed consolidated financial statements, footnote disclosures, and other information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
F-6

Principles of Consolidation

The accompanying
condensed

consolidated financial statements, including the accounts of EOS Inc. and its wholly owned subsidiaries in Taiwan, British Virgin Islands, and People’s Republic of China, have been prepared in conformity with accounting principles generally accepted in the United States of America. Since the Company and Emperor Star are entities under common control prior to the acquisition of Emperor Star, the transaction is accounted for as a restructuring transaction. All assets and liabilities of Emperor Star were transferred to the Company at their respective carrying amounts on the date of transaction. The Company has recast prior period financial statements to reflect the conveyance of Emperor Star’s common shares as if the restructuring transaction had occurred as of the earliest date of the consolidated financial statements. All material intercompany accounts, transactions, and profits have been eliminated in consolidation. The nature of and effects on earnings per share (EPS) of non-recurring intra-entity transactions involving long-term assets and liabilities is not required to be eliminated and EPS amounts have been recast to include the earnings (or losses) of the transferred net assets.

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

Property and Equipment

Property and equipment are carried at cost net of accumulated depreciation. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally over five years. Depreciation expense was $408 and $636 for the six months ended June 30, 2023 and 2022, respectively.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Impairment loss on property and equipment was $nil and $nil for the six months ended June 30, 2023 and 2022, respectively.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the six months ended June 30, 2023:
Nutrition supplement	$247,084
Software	5,950
Other	471
Total	$253,505

For the six months ended June 30, 2022:
Water purifier machine	$12,105
Automobile carbon reduction machine	8,993
Nutrition supplement	55,486
Software	53,161
Other	2,440
Total	$132,185

Revenue by Geography

For the six months ended June 30, 2023:
Asia Pacific	$253,505
Total	$253,505

For the six months ended June 30, 2022:
Asia Pacific	$132,185
Total	$132,185

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $114 and $2,040 for six months ended June 30, 2023 and 2022, respectively.

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

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $2,339 and $2,844 for six months ended June 30, 2023 and 2022, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

For the six months ended June 30, 2023 and 2022, warrants were excluded as dilutive shares as the Company incurred a net loss.

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

Concentration of Credit Risk

Cash and cash equivalents
: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”) NT$ 3 million. The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of June 30, 2023, the Company had approximately $nil in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

Customers
: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the six months ended June 30, 2023, customer(s) accounted for more than 10% of the Company’s total revenues as follows.

Customer	Net sales for the six months ended June 30, 2023	% of Total	Accounts receivable balance as of June 30, 2023	% of Total
A	$5,950	2%	$-	-%
B	$233,478	92%	$35,384	27.3%

For the six months ended June 30, 2022, customer(s) accounted for more than 10% of the Company’s total revenues as follows.
Customer	Net sales for the six months ended June 30, 2022		% of Total	Accounts receivable balance as of June 30, 2022	% of Total
A	$	59,254	45%	$289,735	92%
B	$	47,805	36%	$-	-%

Suppliers
: The Company’s inventory is purchased from various suppliers.

For the six months ended June 30, 2023, supplier(s) accounted for more than 10% of the Company’s total net purchase as follows:

Supplier	Net purchase for the six months ended June 30, 2023	% of Total	Accounts payable balance as of June 30, 2023	% of Total
A	$126,398	100%	$-	-%

For the six months ended June 30, 2022, supplier(s) accounted for more than 10% of the Company’s total net purchase as follows:

Supplier	Net purchase for the six months ended June 30, 2022	% of Total	Accounts payable balance as of June 30, 2022	% of Total
A	$42,487	26%	$50,853	100%
B	$117,676	71%	$-	-%

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

Note 2. LEASE

As of June 30, 2023, the Company has operating lease agreement for its car with remaining lease terms of 33 months, photocopier with remaining lease terms of 39 months, and office lease with remaining lease terms of 18 months, respectively. The Company does not have any other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

Operating lease expenses were $18,976 and $19,052 for the six months ended June 30, 2023 and 2022, respectively.

The components of lease expense and supplemental cash flow information related to leases for the six months ended are as follows:

Lease Cost	June 30, 2023	June 30, 2022
Operating lease cost (included in general and administrative expenses in the Company’s statement of operations)	$18,976	19,052

Other Information
Right-of-use assets obtained in exchange for new operating leases liabilities	-	82,678
Cash paid for amounts included in the measurement of lease liabilities	-	-
Weighted average remaining lease term – operating leases (in years)	2.50	1.75
Average discount rate – operating lease	2.44%	2.44%

The supplemental balance sheet information related to leases for the period is as follows:

	June 30, 2023	December 31, 2022
Operating leases
Right-of-use assets, net	$96,579	$115,884

Operating lease liabilities	$96,579	$115,884

The future minimum lease payment schedule as follows:

For the periods ending June 30,
2023 (six months remaining)	18,576
2024	37,152
2025	35,084
2026	9,165
Total lease payments	99,977
Less: Interest	(3,398)
Total	96,579

NOTE 3 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had net losses for the six months ended June 30, 2023, and had negative working capital and accumulated deficit as of June 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
F-14

Note 4. SECURITY DEPOSITS

On November 21, 2019, the Company and Shuang Hua International Culture Media Co, Ltd. (“Shuang Hua”), a corporation formed under laws of Taiwan, entered into an exclusive copyright and distribution agreement (the “Agreement”), pursuant to which, subject to the terms and condition therein, Shuang Hua granted the Company an exclusive right to produce, market, distribute and sell the bilingual films and electronic books of which the copyrights are owned by Shuang Hua. In accordance to the agreement, the Company shall pay Shuang Hua a refundable deposit of in the aggregate amount of $2,894,000, before December 31, 2021. The full deposit amounts have been provided for doubtful debt.

Note 5. RELATED PARTY TRANSACTIONS

Related parties of the Company during the six months ended June 30, 2023 and 2022 consist of the following:

Name of Related Party	Nature of Relationship
Yu Cheng Yang	Majority Shareholder, Director and Officer of the Company
Co-Innovation Group Limited	Company under control of Yu Cheng Yang
World Capital Holding Limited	Company under control by Shanghai Qifan Qiye Management Co., Ltd.’s shareholders, former non-controlling interest of the Company

Due to shareholders

The Company has advanced funds from its directors and shareholders Yu Cheng Yang for working capital purposes. As of June 30, 2023 and December 31, 2022, there were $505,709 and $277,080 advance outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after thirty days of written notice by the director and shareholder.

Mr. Yang advanced $290,075 to the Company as working capital, and the Company repaid $51,831 to Mr. Yang for the six months ended June 30, 2023.

Mr. Yang advanced $304,088 to the Company as working capital, and the Company repaid $114,378 to Mr. Yang for the six months ended June 30, 2022.

Note 6. TERM LOAN

Loan from First Commercial Bank

On September 30, 2020, TWD 3,000,000 (approximately $107,750
)
term loan was granted to the Company for working capital with repayment period of 60 months. The term loan is subject to an interest charge at 1% per annum for the first 9 months of the term loan; interest charges on the term loan from 10 th
to 60
th
is 3.5% per annum.

On September 30, 2020, TWD 2,000,000 (approximately $71,833
)
term loan was granted to the Company for employee salary with repayment period of 30 months. The term loan is subject to an interest charge at 1.5% per annum for the first 9 months of the term loan; interest charges on the term loan from 10 th
to 60
th
is 1.845% per annum.

Loan from Bank of Taiwan

On May 7, 2021, TWD 4,000,000 (approximately $143,666
)
term loan was granted to the Company for employee salary with repayment period of 60 months. The term loan is subject to an interest charge at 1% per annum for the first 8 months of the term loan; interest charges on the term loan from 9 th
to 60
th
is 1.9% per annum.

On May 7, 2021, TWD 1,000,000 (approximately $35,917
)
term loan was granted to the Company for employee salary with repayment period of 60 months. The term loan is subject to an interest charge at 1.5% per annum for the first 8 months of the term loan; interest charges on the term loan from 9 th
to 60
th
is 2% per annum.

As of June 30, 2023, the outstanding balance of the term loan is $145,585, of which $58,941 is due within one year and classified as short term, and $86,644 is due after one year, and has classified as long term, respectively.

As of December 31, 2022, the outstanding balance of the term loan is $184,509, of which $68,497 is due within one year and classified as short term, and $116,012 is due after one year, and has classified as long term.

Interest expenses were $2,666 and $1,681 for the six months ended June 30, 2023 and 2022, respectively.

Note 7. STOCKHOLDERS’ EQUITY

Preferred Stock

On July 8, 2021, the board of directors of the Company amended its stock designation and the Company is authorized to issue 5,000,000 shares of Series A Preferred Stock with par value $0.001. Each stock is entitled to 1,000 votes of common stock without dividend rights.

As of June 30, 2023, the Company has 1,500,000 shares of Series A Preferred Stock issued and outstanding.

Common Stock

On May 19, 2022, the Company issued 3,601,306
shares of restricted post-split common stock to non-employees, namely Exchange Listing, LLC, the amount is recorded as deferred (unearned) compensation of
 $38,534, due to the
corporate advisory
service has not been started.

On May 19, 2022, the Company issued 115,000 shares of restricted post-split
common stock to non-employees as compensation in the amount of $1,231.

On August 18, 2021, the Company completed and closed a series of transactions to reorganize the Company’s structure and to develop its business by acquiring certain minority control interest of its subsidiary and intellectual properties. Pursuant to the Intellectual Property Transfer Agreement, the Company issue
d
75,000,000
shares of post-split Common Stock to Co-Innovation Group Limited, for the intellectual properties concerned. Pursuant to the Shareholders’ Agreement of Shanghai Maosong Trading Co., Ltd and Equity Pledge Agreements, the Companyissued
15,000,000
shares of post-split Common Stock to World Capital Holding Ltd, a substantial shareholder of the Company represented by YanPing SHENG, for the minority controlling interests of the intellectual properties holding subsidiary.

On July 8, 2021, the Company issued 75,000,000 shares of post-split Common Stock at $0.001 per share t
o convert outstanding debt owed to Co-Innovation Group Limited in the amount of $75,000.

On July 8, 2021, the Company issued 15,000,000 shares of post-split Common Stock at $0.001 per share to convert outstanding debt owed to World Capital Holding Ltd in the amount of $15,000.

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

As of June 30, 2023, the Company has 183,781,560 shares of Common Stock issued and outstanding.

Warrants

On February 3, 2022, the Company granted the issuance of warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $2 per share with an expiration date of December 22, 2027 to a consultant or its designees as compensation. The warrants were fully vested upon issuance.

A summary of warrant activities as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Warrants outstanding at December 31, 2022	200,000	$2.00	4.98
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Warrants outstanding at June 30, 2023	200,000	$2.00	4.48
Warrants exercisable at June 30, 2023	200,000	$2.00	4.48
F-16

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

Stock based compensation were $
nil
and $1,231 for the six months ended June 30, 2023 and 2022, respectively.

Note 9. INCOME TAXES

United States

EOS, Inc. is incorporated in the United States of America and is subject to United States federal taxation at tax rate of 21%. No provisions for income taxes have been made as the Company has no taxable income for the period. As of June 30, 2023, the Company had net operating loss carry forwards of $1,439,794 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100% valuation allowance has offset deferred tax asset resulting from the net operating losses.

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

People’s Republic of China (“PRC”)

Under the Enterprise Income Tax (“EIT”) Law of the PRC, the standard EIT rate is 25%. The PRC subsidiary of the Company is subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. No provision for income taxes have been made as Maosong had no taxable income as of and for the six months ended June 30, 2023.

Provision for income tax consists of the following:

Six months ended June 30,
	2023	2022
Current income tax (benefit)
U.S.	$-	$-
Taiwan	-	-
PRC	-	-
Sub total	-	-

Deferred income tax
Deferred tax assets for NOL carry-forwards	(53,144)	(72,025)
Valuation allowance	53,144	72,025
Other adjustments	-	-
Net changes in deferred income tax (benefit)	-	-
Total income tax provision	$-	$-

The net loss before income taxes and its provision for income taxes as follows:

	Six months ended June 30,
	2023	2022
Net loss before income tax	(295,245)	(352,941)
Effective statutory tax rate	18%	20%
Income tax provision	(53,144)	(70,588)
Computed expected benefit	-	10,475
Valuation allowance	53,144	72,025
Non-taxable income	-	-
Other adjustments, primarily the difference in tax rates	-	(1,437)
Income tax expenses, net	-	10,475

Significant components of the Company’s deferred taxes assets as follows:

Deferred tax assets:	June 30, 2023	December 31, 2022
Net operating loss carry-forwards	326,139	284,605
Less: Valuation allowance	(326,139)	(284,605)
Deferred tax assets, net	-	-

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

Note 11. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of June 30, 2023 have been incorporated into these consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”
F-19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the results of operations and financial condition of EOS Inc. and its subsidiary(“EOS” or the “Company”) as of June 30, 2023 for the three and six months ended June 30, 2023 and 2022 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to EOS. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

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

Results of Operation

The following presents the consolidated result of the Company for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Net sales

Net sales were $82,426 for three months ended June 30, 2023, representing a decrease of $16,695 or 16.8%, as compared to $99,121 for the three months ended June 30, 2022. The decrease was primarily due to changes to the category of products sold.

Cost of sales

Cost of sales was $28,530 for the three months ended June 30, 2023, representing a decrease of $13,694 or 32.4%, as compared to $42,224 for the three months ended June 30, 2022.

Gross profit

Gross profit was $53,896 for the three months ended June 30, 2023, compared to $56,897 for the same period in 2022. Gross profit as a percentage of net sales was 65.4% for the three months ended June 30, 2023, compared to 57.4% in the same period in 2022. The increase was primarily due to categories of products sold during each of the periods ended.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $218,537 for the three months ended June 30, 2023, representing an increase of $7,966 or 3.8%, as compared to $210,571 for the three months ended June 30, 2022.

Income (loss) from operations

Loss from operations was $164,641 for the three months ended June 30, 2023 compared to loss from operations of $153,674 for the three months ended June 30, 2022, representing an increase of $10,967 or 7.1%. Such increase was primarily due to the decrease in sales and cost of sales with an increase in selling, general and administrative expenses.

Other income (loss)

Other loss was $467 for the three months ended June 30, 2023, reflecting a decrease of $7,048, or 107.1%, compared to other income of $6,581 for the three months June 30, 2022. The decrease was mainly attributable to investment disposal loss in the prior period.

Net loss

As a result of the above factors, our net loss was $165,108 for the three months ended June 30, 2023, as compared to net loss of $136,618 for the three months ended June 30, 2022, representing an increase in loss of $28,490 or 20.9%.

The following presents the consolidated result of the Company for the six months ended June 30, 2023 compared to the six months ended June 30, 2022

Net sales

Net sales were $253,505 for six months ended June 30, 2023, representing an increase of $121,320, or 91.8%, as compared to $132,185 for the six months ended June 30, 2022. The increase was primarily due to the sales decreased impacted by the epidemic in the previous year.

Cost of sales

Cost of sales was $86,703 for the six months ended June 30, 2022, representing an increase of $37,804 or 77.3%, as compared to $48,899 for the six months ended June 30, 2022.

Gross profit

Gross profit was $166,802 for the six months ended June 30, 2023, compared to $83,286 for the same period in 2022. Gross profit as a percentage of net sales was 65.8% for the six months ended June 30, 2023, compared to 63.0% in the same period in 2022. The increase in gross profit margin is due to different categories of products sold for each period.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $460,863 for the six months ended June 30, 2023, representing an increase of $20,209 or 4.6%, as compared to $440,654 for the six months ended June 30, 2022.

Income (loss) from operations

Loss from operations was $294,061 for the six months ended June 30, 2023 compared to loss from operations of $357,368 for the six months ended June 30, 2022, representing a decrease of $63,307 or 17.7%. Such decrease was primarily due to the increase in sales with higher profit margin.

Other income (loss)

Other loss was $1,184 for the six months ended June 30, 2023, reflecting a decrease of $4,380, or 137.0%, compared to other income of $3,196 for the three months June 30, 2022.

Net loss

As a result of the above factors, our net loss was $295,245 for the six months ended June 30, 2023, as compared to net loss of $343,697 for the six months ended June 30, 2022, representing a decrease in loss of $48,452 or 14.1%.

Liquidity and Capital Resources

Cash and cash equivalents were $26,600 at June 30, 2023 and $18,169 at December 31, 2022. Our total current assets were $416,025 at June 30, 2023, as compared to $425,916 at December 31, 2022. Our total current liabilities were $1,573,793 at June 30, 2023, as compared to $1,266,234 at December 31, 2022.

We had a working capital deficit of $1,157,768 on June 30, 2023, compared to the working capital deficit of $840,318 on December 31, 2022. The increase in working capital deficit was primarily attributable to the increase in amount due to shareholders and increased in inventory.

Net cash used in operating activities was $191,718 during the six months ended June 30, 2023, as compared to $63,667 for the six months ended June 30, 2022. The net cash used in operating activities increased $128,051 was primary attributable to the decrease in net losses with an increase in accounts payables and other payables.

Net cash used in investing activities was $1,091 during the six months ended June 30, 2023, as compared to $19,919 for the six months ended June 30, 2022. The decrease in net cash used in investing activities was due to the decrease in the acquisition of equipment.

Net cash provided by financing activities was $201,698 during the six months ended June 30, 2023, as compared to $150,718 for the six months ended June 30, 2022. The increase in net cash provided by financing activities was due to the proceeds from related party payable.

As a result of the above factors, net increase in cash and cash equivalents were $8,431 for the six months ended June 30, 2023, as compared to net increase of $63,187 for the six months ended June 30, 2022.

Critical Accounting Policies

Please refer to Note 1 in the notes to our consolidated financial statements included in this report for the Company’s complete critical accounting policies.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2023, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions and (iv) the absence of any independent directors. Therefore, our internal controls over financial reporting were not effective as of June 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On April 27, 2023, the Company started a restructuring in preparation to up-list to OTCQB very soon. The Company has fulfilled the QB up list requirement of a minimum 10% public float with 50 UBOs as per current.

On August 1, 2023, Mr. Zongjiang He was appointed by the Company as the acting CFO and Treasurer due to his vast experiences in public-listed internal control management. He’s appointment is to provide a wholesome internal control review on the Company’s Internal Control financial reporting as a preparation to phase into the Nasdaq Capital Market in Q2 2024, in addition to strengthening any possible weaknesses of the Group.

The Board is in discussion of a possible reverse split, limited to a maximum of 5-for-1, whereby the Management believes the decision is in the best interests of the Company. The Management anticipates the reverse split as part of the restructuring to bring the price per share to be above Penny Stock Price for more than 90 days. And by such achievement, the Company shall be able to fulfill BlueSky terms, allowing the Company shares to be accepted and traded by global brokerage firms.

Since the appointment, He has been actively doing research on possible Take-Overs of profitable operations with positive assets, with careful consideration not to exert the dilution of existing shareholders. He targets to have the Company back in the black with a range of USD 5 million to 10 million of positive assets.

The Company is currently in the midst of a discussion with a Hong Kong main board-listed professional investment company, and we are actively seeking placing of our shares to this professionally licensed institutional investor. This Hong Kong main board-listed company has extensive knowledge in selecting high-tech listed vehicles. We believe that we have a very high possibility to collaborate with this institutional investor in the near future with the assistance of Mr He.

The Company is also in the midst of revamping the existing domain and will announce the new site once it is ready, together with other upcoming public announcements to reach the investment public aware of the Company’s latest development.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive and Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, is formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOS Inc.

Date: August 14, 2023	By:	/s/ He-Siang Yang
He-Siang Yang
CEO, President, Secretary and Chairman of the Board

