Form 10-Q
period 2023-09-30
EOS INC.
filed 2023-11-17
CIK 1651958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: September 30, 2023

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐
     No
☒

As of
N
ovem
ber 1
7
, 2023, the number of shares of registrant’s common stock outstanding is 204,781,560.

EOS, Inc.

2

PA
RT I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim condensed consolidated financial statements of EOS Inc. are included in this Quarterly Report on Form 10-Q:

EO
S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022 (UNAUDITED)
(In U.S. Dollars, except share data or otherwise stated)

	September 30,	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	17,652	18,169
Accounts receivable	76,384	160,253
Inventory, net	68,855	46,196
Advance to suppliers	153,643	166,594
Security deposits	3,611	6,608
Prepaid expenses and other current assets	8,010	28,096
Total Current Assets	328,155	425,916
Non-Current Assets
Property and equipment, net	5,157	4,692
Operating lease right of use asset, net	84,998	115,884
Total Non-Current Assets	90,155	120,576
Total Assets	$418,310	$546,492

Liabilities and Stockholders’ Equity
Current Liabilities
Other payable and accrued expenses	39,041	86,239
Due to shareholders	571,126	277,078
Income tax payable	45,600	49,074
Other current liabilities	937,500	750,000
Operating lease liabilities - current	34,233	35,346
Current portion of long-term loan payables	51,317	68,497
Total Current Liabilities	1,678,817	1,266,234
Non-Current Liabilities
Long-term loan payables	75,174	116,012
Operating lease liabilities - non-current	50,765	80,538
Total Non-Current Liabilities	125,939	196,550
Total liabilities	1,804,756	1,462,784

Stockholders’ Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized, 1,500,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	1,500	1,500
Common stock ($0.001 par value; 575,000,000 shares authorized, 204,781,560 and 183,781,560 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	204,781	183,781
Additional paid-in capital	87,268	67,249
Deferred Stock Compensation	(40,674)	(40,674)
Retained earnings	(1,662,671)	(1,165,665)
Accumulated other comprehensive income	23,350	42,964
Total stockholders’ equity	(1,386,446)	(910,845)
Non-controlling interest	-	(5,447)
Total Equity	(1,386,446)	(916,292)
Total Liabilities and Stockholders’ Equity	$418,310	$546,492

The accompanying notes are an integral part of these consolidated financial statements.

EO
S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(In U.S. Dollars, except share data or otherwise stated)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Net sales	$35,832	300,005	$289,337	432,190
Cost of sales	(12,414)	(215,526)	(99,117)	(264,425)
Gross profit	23,418	84,479	190,220	167,765
Selling, general and administrative expenses	(218,109)	(202,988)	(678,972)	(643,642)
Loss from operations	(194,691)	(118,509)	(488,752)	(475,877)
Other income (expense)
Interest expense	(2,891)	(1,453)	(5,500)	(3,122)
Other income (expense)	915	(161)	2,340	4,704

Total other income (expense)	(1,976)	(1,614)	(3,160)	1,582

Loss before income tax provision	(196,667)	(120,123)	(491,912)	(474,295)

Income tax provision (benefits)	-	201	-	(10,274)

Net Loss	$(196,667)	(120,324)	$(491,912)	(464,021)

Other Comprehensive Loss:
Net loss attributable to non-controlling interests	$-	(1,575)	$(4,782)	(7,738)
Net loss attributable to E OS and subsidiaries	(196,667)	(118,749)	(487,130)	(456,283)
Foreign currency translation adjustment, net of tax	(26,999)	(69,103)	(19,262)	(155,723)
Comprehensive loss	$(223,666)	(189,427)	$(511,174)	(619,744)

Net loss per share:
Basic and diluted	$(0.00)	(0.00)	$(0.00)	(0.00)

Weighted average number of common shares:
Basic and diluted	189,259,821	185,518,529	185,627,714	181,902,988

The accompanying notes are an integral part of these consolidated financial statements.

EO
S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(In U.S. Dollars, except share data or otherwise stated)

	For the Nine Months
	Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(491,912)	$(464,021)
Adjustments to reconcile net income to net cash provided by operating activities
Bad debt recovery	-	(17,557)
Depreciation	617	898
Amortization of right-of-use asset	30,886	26,767
Stock based compensation	41,019	1,231
Changes in assets and liabilities:
Decrease in accounts receivable	83,869	136,127
Increase in inventory	(22,659)	(34,915)
Decrease in advance to suppliers	12,951	90,587
Decrease in security deposits and other assets	13,627	21,803
Increase in accounts payable	-	1,778
Increase in accrued expenses	153,189	160,111
Dec re ase in advances from customers	(3,430)	-
Decrease in tax payable	(3,474)	(7,664)
Decrease in operating lease liabilities	(30,886)	(26,767)
Net cash used in operating activities	(216,203)	(111,622)

Cash flows from Investing activities
Purchase of equipment	(1,088)	(19,537)
Net cash used in investing activities	(1,088)	(19,537)

Cash flows from Financing activities
Proceeds from related party payable	361,464	362,308
Repayment to related party	(67,416)	(177,738)
Repayment to borrowings	(58,018)	(57,102)
Net cash provided by financing activities	236,030	127,468

Effect of exchange rate changes on cash and cash equivalents	(19,256)	(2,875)
Net decrease in cash and cash equivalents	(517)	(6,566)
Cash and Cash Equivalents
Beginning	18,169	24,141
Ending	$17,652	$17,575
Supplemental Disclosure of Cash Flows
Cash paid during the periods for:
Interest	$3,610	$3,135
Income taxes	$-	$-

Non-cash investing and financing activities:
Deferred compensation expense relating to issuance of restricted common stock	$-	$38,534
Deferred compensation expense relating to issuance of warrant	$-	$2,140

The accompanying notes are an integral part of these consolidated financial statements.

EOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(In U.S. Dollars, except share data or otherwise stated)
								Accumulated	Equity
	Common Stock		Preferred Stock		Deferred	Additional		other	attributable	Non-
	Number of		Number of		Stock	Paid-in	Retained	Comprehensive	to	Controlling	Total
	Shares	Amount	Shares	Amount	Compensation	Capital	Earnings	Income (Loss)	EOS, Inc.	interest	Equity
Balance at December 31, 2022	183,781,560	$183,781	1,500,000	$1,500	$(40,674)	$67,249	$(1,165,665)	$42,964	$(910,845)	$(5,447)	(916,292)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(727)	(727)	(67)	(794)

Net loss	-	-	-	-	-	-	(128,237)	-	(128,237)	(1,900)	(130,137)

Balance at March 31, 2023	183,781,560	$183,781	1,500,000	$1,500	$(40,674)	$67,249	$(1,293,902)	$42,237	$(1,039,809)	$(7,414)	$(1,047,223)
Foreign currency translation adjustment	-	-	-	-	-	-	-	8,112	8,112	420	8,532

Net loss	-	-	-	-	-	-	(162,226)	-	(162,226)	(2,882)	(165,108)

Balance at June 30, 2023	183,781,560	$183,781	1,500,000	$1,500	$(40,674)	$67,249	$(1,456,128)	$50,349	$(1,193,923)	$(9,876)	$(1,203,799)
Shares issued from S-8 issuance	21,000,000	21,000	-	-	-	20,019	-	-	41,019	-	41,019
Foreign currency translation adjustment	-	-	-	-	-	-	-	(26,999)	(26,999)	-	(26,999)

Net loss	-	-	-	-	-	-	(196,667)	-	(196,667)	-	(196,667)

Equity transaction within owners	-	-	-	-	-	-	(9,876)	-	(9,876)	9,876	-
Balance at September 30, 2023	204,781,560	$204,781	1,500,000	$1,500	$(40,674)	$87,268	$(1,662,671)	$23,350	$(1,386,446)	$0	$(1,386,446)

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

On July 1, 2023, the Company assumes effective control of Emperor Star International Trade Co., Ltd (Emperor Star), a commerce and trade company, through execution of declaration of trust for Emperor Star’s 100% share capital. The primary reason the Company completed the equity transaction within owners is to invest resources, expand the operations and turn Emperor Star into a profitable business.

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

Property and Equipment

Property and equipment are carried at cost net of accumulated depreciation. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally over five years. Depreciation expense is $617 and $898 for the nine months ended September 30, 2023 and 2022, respectively.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Impairment loss on property and equipment was $nil and $nil for the nine months ended September 30, 2023 and 2022, respectively.

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

The following tables provide details of revenue by maj
or
products and by geography.

Revenue by Major Products

For the nine months ended September 30, 2023:
Nutrition supplement	$282,997
Software	5,875
Other	465
Total	$289,337

For the nine months ended September 30, 2022:
Water purifier machine	$11,873
Automobile carbon reduction machine	21,665
Nutrition supplement	110,355
Software	285,920
Other materials	2,377
Total	$432,190
Revenue by Geography

For the nine months ended September 30, 2023:
Asia Pacific	$289,337
Total	$289,337

For the nine months ended September 30, 2022:
Asia Pacific	$432,190
Total	$432,190

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $112 and $2,002 for the nine months ended September 30, 2023 and 2022, respectively.

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

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $3,465 and $4,105 for the nine months ended September 30, 2023 and 2022, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

For the nine months ended September 30, 2023 and 2022, warrants were excluded as dilutive shares as the Company incurred a net loss.

Income Taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Taiwan subsidiaries of EOS Inc. are subject to the tax jurisdiction of Taiwan solely. EOS Inc. and EOS International Inc. have not incurred any operations except for investment holding and thus are not subject to any income taxes.

For the nine months ended September 30, 2023 and 2022, the Taiwan subsidiaries of the Company have incurred a net loss of $491,912 and $464,021 respectively and, therefore, have not recorded any income tax expense. The Management believe that given the situation and circumstances surrounding the Taiwan subsidiaries of the Company, they will not return to positive taxable income in the foreseeable future. Therefore, the Management decided that a valuation allowance is recognized
given that the realization of deferred tax assets is not probable in the foreseeable future.

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

Concentration of Credit Risk

Cash and cash equivalents
: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”). The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of September 30, 2023, the Company had approximately $nil in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.
Customers
: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the nine months ended September 30, 2023 one customer accounted for more than
10%
of the Company’s total revenues, representing approximately
93% of its total revenues, and 0%
of accounts receivable in aggregate at September 30, 2023

Customer	Net sales for the nine months ended September 30, 2023	Accounts receivable balance as of September 30, 2023
B	$269,563	$-

For the nine months en
de
d September 30, 2022, three customers accounted for more than 10% of the Company’s total revenues, representing approximately 95% of its total revenues, and 97% of accounts receivable in aggregate at September 30, 2022.

Customer	Net sales for the nine months ended September 30, 2022	Accounts receivable balance as of September 30, 2022
A	$69,268	$295,699
B	$271,332	$36,373
C	$71,867	$54,403

Suppliers
: The Company’s inventory is purchased from various suppliers.

For the nine months ended September 30, 2023 one supplier accounted for more than 10% of the Company’s total net purchase, representing approximately
100
% of total net purchase, and nil of accounts payable in aggregate at September 30, 2023 respectively:

Supplier	Net purchase for the nine months ended September 30, 2023	Accounts payable balance as of September 30, 2023
A	$124,803	$-

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. On November 19, 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses (CECL), the revised effective date is January 2023. The Company have adopted this accounting standard in the financial year 2023, this new accounting standard has no impact on the Company.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Note 2. LEASE

As of September 30, 2023, the Company has operating lease agreement for its car with remaining lease terms of 30 months, photocopier with remaining lease terms of 36 months, and office lease with remaining lease terms of 15 months, respectively. The Company does not have any other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

Operating lease expenses were $43,908 and $20,126 for the nine months ended September 30, 2023 and 2022, respectively.

The components of lease expense and supplemental cash flow information related to leases for the nine months ended are as follows:

Lease Cost	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Operating lease cost (included in general and administrative expenses in the Company’s statement of operations)	$28,100	$28,242

Other Information
Right-of-use assets obtain ed in exchange for new operating leases liabilities	-	82,678
Cash paid for amounts included in the measurement of lease liabilities for the year ended	-	-
Weighted average remaining lease term – operating leases (in years)	2.25	1.5
Average discount rate – operating lease	2.44%	2.44%

The supplemental balance sheet information related to leases for the period is as follows:

	September 30, 2023	December 31, 2022
Operating leases
Right-of-use assets	$84,998	$115,884

Operating lease liabilities	$84,998	$115,884

The future minimum lease payment schedule as follows:

For the periods ending September 30,
2023	8,991
202 4	35,963
2025	33,907
2 026	8,958
Total lease payments	87,819
Less: Interest	(2,821)
Total	84,998

NOTE 3 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had net losses for the nine months ended September 30, 2023, and had negative working capital and accumulated deficit as of September 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 5. RELATED PARTY TRANSACTIONS

Related parties of the Company during the nine months ended September 30, 2023 and 2022 consist of the following:

Name of Related Party	Nature of Relationship
Yu Cheng Yang	Majority Shareholder, Director and Officer of the Company
Co-Innovation Group Limited	Company under control of Yu Cheng Yang
World Capital Holding Limited	Company under control by Shanghai Qifan Qiye Management Co., Ltd.’s shareholders, former non-controlling interest of the Company

Due to shareholders

The Company has advanced funds from its directors and shareholders Yu Cheng Yang for working capital purposes. As of September 30, 2023 and December 31, 2022, there were $571,126 and $277,078 advance outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after thirty days of written notice by the director and shareholder.

Mr. Yang advanced $347,995 and $344,897 to the Company as working capital, and the Company repaid $67,416 and $160,327 to Mr. Yang for the nine months ended September 30, 2023 and 2022, respectively.

Note 6. TERM LOAN

Loan from First Commercial Bank

On September 30, 2020, TWD 3,000,000 (approximately $107,750) term loan was granted to the Company for working capital with repayment period of 60 months. The term loan is subject to an interest charge at 1% per annum for the first 9 months of the term loan; interest charges on the term loan from 10 th
to 60
th
is 3.5% per annum.

On September 30, 2020, TWD 2,000,000 (approximately $71,833) term loan was granted to the Company for employee salary with repayment period of 36 months. The term loan is subject to an interest charge at 1.5% per annum for the first 9 months of the term loan; interest charges on the term loan from 10 th
to 36
th
is 1.845% per annum.

Loan from Bank of Taiwan

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
th
to 60
th
is 2% per annum.

As of September 30, 2023 and December 31, 2022, the outstanding balance of the term loan is $126,491 and $184,509, of which $51,317 and $68,497 is due within one year and classified as short term, and $75,174 and $116,012 is due after one year, and has classified as long term, respectively.

Interest expenses were $3,610 and $3,134 for the nine months ended September 30, 2023 and 2022, respectively.

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

A
s of September 30, 2023, the Company has 1,500,000 shares of Series A Preferred Stock issued and outstanding.

Common Stock

On August 11, 2023, the Company issued 21,000,000 shares of restricted common stock to various non-employee Consultants in consideration of the services to be rendered to the Company. The services have all been rendered as of Semtember 30, 2023, and therefore do not need to be deferred. The Management have decided to not elect the definition of fair value as per ASC 718, Compensation - Stock Compensation as it believes it is not a fair representation of the value of the Company's stocks. Therefore, the fair value of the stock is determined based on the fundamental value of the Company and is recorded as stock based compensation. The amount recorded as stock based compensation is $41,019.

On May 19, 2022, the Company issued 3,601,306 shares of restricted common stock to non-employees, the amount is recorded as deferred (unearned) compensation of $38,534, due to the service has not been started.

On May 19, 2022, the Company issued 115,000 shares of restricted common stock to non-employees as compensation in the amount of $1,231.

As of September 30, 2023, the Company has 204,781,560 shares of Common Stock issued and outstanding.

Warrants

On February 3, 2022, the Company gra
nte
d the issuance of warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $2 per share with an expiration date of December 22, 2027 to a consultant or its designees as compensation. The warrants were fully vested upon issuance.

A summary of warrant activities as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Warrants outstanding at December 31, 2022	200,000	$2.00	4.98
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Warrants outstanding at September 30, 2023	200,000	$2.00	4.23
Warrants exercisable at September 30, 2023	200,000	$2.00	4.23

Note 8. STOCK BASED COMPENSATION

On August 11, 2023, the Company issued 21,000,000 shares of restricted common stock to various non-employee consultants as compensation for services rendered. As these services were fully provided by September 30, 2023, deferral of share based compensation is not necessary. In accordance with ASC 718, Compensation - Stock Compensation, the fair value of the issued stock was determined using Level 3 Inputs.

The decision to use Level 3 Inputs was driven by management's assessment that Level 1 Inputs, namely the Company’s stock price on the OTC Pink market, do not accurately represent the realizable value for consultants upon liquidation of their shares in this market. Additionally, Level 2 Inputs, which include prices of similarly situated companies on the OTC Pink market, were also deemed unsuitable. This decision was based on the unique circumstances surrounding the Company.

Consequently, management elected to use Level 3 Inputs, employing a discounted cash flow model, to more accurately estimate the fair value of the Company's stock granted to the consultants. This resulted in recording the stock-based compensation at an amount of $41,019. This approach reflects a comprehensive assessment of the stock’s fair value, considering the specific context and market conditions relevant to the Company.

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

Stock based compensation were $40,019 and $1,231 for the nine months ended September 30, 2023 and 2022, respectively.

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

Note 10. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of September 30, 2023 have been incorporated into these consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

It
em 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the results of operations and financial condition of EOS Inc. and its subsidiary(“EOS” or the “Company”) as of September 30, 2023 for the three and nine months ended September 30, 2023 and 2022 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to EOS. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

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

As part of restructuring process, the Management has engaged a group of consultants to provide consulting services in relation to the restructuring process. Details of the agreement between the Company and the group of consultants can be found in the S-8 SEC Filing of the Company dated September 7, 2023

The Company is also finalizing the existing domain and will announce the new site once it is ready, together with other upcoming public announcements to reach the investment public aware of the Company’s latest development.

Results of Operation

The following presents the consolidated result of the Company for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Net sales

Net sales were $35,832 for three months ended September 30, 2023, representing a decrease of $264,173 or 88%, as compared to $300,005 for the three months ended September 30, 2022. The decrease was primarily due to the impact of the epidemic, no sales revenue of water purifier machine compared with the prior period.

Cost of sales

Cost of sales was $12,414 for the three months ended September 30, 2023, representing a decrease of $203,112 or 94%, as compared to $215,526 for the three months ended September 30, 2022.

Gross profit

Gross profit was $23,418 for the three months ended September 30, 2023, compared to $84,479 for the same period in 2022. Gross profit as a percentage of net sales was 65% for the three months ended September 30, 2023, compared to 28% in the same period in 2022.
The increase was mainly due to there was high markup on Nutrition supplement products.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $218,109 for the three months ended September 30, 2023, representing an increase of $15,121 or 7%, as compared to $202,988 for the three months ended September 30, 2022.

Loss from operations

Loss from operations was $194,691 for the three months ended September 30, 2023 compared to loss from operations of $118,509 for the three months ended September 30, 2022, representing an increase of $76,182 or 64%. Such increase was primarily due to the decrease in sales and cost of sales.

Other income/ (expense)

Other expense was $1,976 for the three months ended September 30, 2023, reflecting an increase of $362 or 22%, compared to other expense of $1,614 for the three months ended September 30, 2022. The increase was mainly attributable to the no investment disposal income in the current period.

Net loss

As a result of the above factors, our net loss was $196,667 for the three months ended September 30, 2023, as compared to net loss of $120,324 for the three months ended September 30, 2022, representing an increase in loss of $76,343 or 63%.

Results of Operation

The following presents the consolidated result of the Company for the nine months ended September 30, 2023 compared to the nine months ended September30, 2022.

Net sales

Net sales were $289,337 for nine months ended September 30, 2023, representing a decrease of $142,853, or 33%, as compared to $432,190 for the nine months ended September 30, 2022. The decrease was primarily due to the impact of the epidemic, no sales revenue of water purifier machine compared with the prior period.

Cost of sales

Cost of sales was $99,117 for the nine months ended September 30, 2023, representing a decrease of $165,308 or 63%, as compared to $264,425 for the nine months ended September 30, 2022.

Gross profit

Gross profit was $190,220 for the nine months ended September 30, 2023, compared to $167,765 for the same period in 2022. Gross profit as a percentage of net sales was 66% for the nine months ended September 30, 2023, compared to 39% in the same period in 2022. The increase was mainly due to there was high markup on Nutrition supplement products.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $678,972 for the nine months ended September 30, 2023, representing an increase of $35,330 or 5%, as compared to $643,642 for the nine months ended September 30, 2022.

Loss from operations

Loss from operations was $488,752 for the nine months ended September 30, 2023 compared to loss from operations of $475,877 for the nine months ended September 30, 2022, representing an increase of $12,875 or 3%. Such increase was primarily due to the decrease in sales.

Other income (expense)

Other expense was $3,160 for the nine months ended September 30, 2023, compared to other income of $1,582 for the nine months September 30, 2022.

Net loss

As a result of the above factors, our net loss was $491,912 for the nine months ended September 30, 2023, as compared to net loss of $464,021 for the nine months ended September 30, 2022, representing an increase of $27,891 or 6%.

Liquidity and Capital Resources

Cash and cash equivalents were $17,652 at September 30, 2023 and $18,169 at December 31, 2022. Our total current assets were $328,155 at September 30, 2023, as compared to $425,916 at December 31, 2022. Our total current liabilities were $1,678,817 at September 30, 2023, as compared to $1,266,234 at December 31, 2022.

We had a working
deficit
of $1,350,662 on September 30, 2023, compared to the working capital deficit of $840,318 on December 31, 2022. There is an increase in working deficit for the period.

Net cash used in operating activities was $216,203 during the nine months ended September 30, 2023, as compared to $111,622 for the nine months ended September 30, 2022. The increase in net cash used in operating activities in the amount of $104,581 was primary attributable to the decrease in account receivable, increase in net loss and inventory.

Net cash used in investing activities was $1,088 during the nine months ended September 30, 2023, as compared to $19,537 for the nine months ended September 30, 2022. The decrease in net cash used in investing activities was due to the decrease in the acquisition of equipment.

Net cash provided by financing activities was $236,030 during the nine months ended September 30, 2023, as compared to $127,468 for the nine months ended September 30, 2022. The increase in net cash provided by financing activities was due to the decrease of repayment to related party.

As a result of the above factors, net decrease in cash and cash equivalents were $517 for the nine months ended September 30, 2023, as compared to net decrease of $6,566 for the nine months ended September 30, 2022.

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

It
em 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide this information.

It
em 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2023, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions and (iv) the absence of any independent directors. Therefore, our internal controls over financial reporting were not effective as of September 30, 2023.

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

PA
RT II - OTHER INFORMATION

It
em 1. Legal Proceedings.

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

It
em 1A. Risk Factors.

As a smaller reporting company, we are not required to provide this information.

It
em 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

It
em 3. Defaults Upon Senior Securities.

None.

It
em 4. Mine Safety Disclosures.

Not applicable.

It
em 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously disclosed.

IT
EM 6. EXHIBITS

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

SI
GNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOS Inc.

Date: November 17, 2023	By:	/s/ He-Siang Yang
He-Siang Yang
CEO, President, Secretary and Chairman of the Board

