Form 10-K
period 2023-12-31
EOS INC.
filed 2024-04-16
CIK 1651958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
December 31, 2023

or

☐
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55661

EOS INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0873246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5F-1, No.5, Qingdao E. Rd., Zhongzheng Dist.,
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

As of March 2
8
, 202
4
, there were 604,781,560 shares of common stock, par value $0.001 issued and outstanding.

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

PA
RT I

I
tem 1. Business.

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

On
December 1
,
2023
the Company filed a Certificate of Change to the Company’s Articles of Incorporation to increase its authorized common stock from
5
75,000,000 to
1,000
,000,000.
Business Overview

We are a distributor of various consumer products. Our goal is to source and bring to our channel partners the most innovative products which aims to improve quality of life, achieve optimal health, and promote green energy.

During the year
, we
continued
to market, promote and sell the ginsenosides supplements manufactured by Wellhead Biological Technology Corp. (“Wellhead”), which is headquartered in Taiwan and specializes in ginsenoside R&D and production.

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

Future Prospect

We will take a strategic move in the coming future. We will evolve into a resource integration service provider that integrates the world’s leading biotechnology and products. The company focuses on creating new models of personal and family consumption so that consumers can obtain brand-new experiences and additional benefits in the process of purchasing products and consumption and additional value. The company readjusts the profit structure model of the industrial chain with the exclusive planning of corporate cooperation plans so that the public can obtain more stable and rapid sales growth opportunities through good consumer experience and word-of-mouth transmission.
EOS provides comprehensive enterprise marketing solutions, including training services, sales system establishment, operations management, sales strategy and other optimization services. It has complete video conferencing and various sales courses to quickly analyze the competitive advantages of products and strengthen the core technology of products.

Through the innovative asset empowerment
computing system of EOS, we can design the most suitable marketing plan for customers, upgrade and empower the sales team, quickly grow the number of people in the organization and achieve the goal of doubling growth
.

EMPLOYEES

As of March 27, 202
4
, we employ
9
full-time and no part-time employees. In addition to our employees, we engage key consultants and utilize the services of independent contractors to perform various services on our behalf. Some of our executive officers and directors are engaged in outside business activities that we do not believe conflict with our business. Over time, we may be required to hire additional employees or engage independent contractors to execute various projects that are necessary to grow and develop our business. These decisions will be made by our officers and directors, if and when appropriate.

CORPORATE INFORMATION

Our principal executive office is presently located at
5
F-1, No.5, Qingdao E. Rd., Zhongzheng Dist., Taipei City 100008 Taiwan (Republic of China).
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

I
tem 1A. Risk Factors.

Not applicable for smaller reporting companies.

I
tem 1B. Unresolved Staff Comments.

None.

I
tem 2. Properties.

We do not own any real property. Our principal executive office is presently located at
5
F-1, No.5, Qingdao E. Rd., Zhongzheng Dist., Taipei City 100008 Taiwan (Republic of China). EITB and Emperor Star operate from this Taipei location. Emperor Star and EITB entered into the office leases which commenced on
December
1
, 2023 and will end on
May
31, 202
4
. The average amount of office rent (including the maintenance fees) is approximately $2,
293
per month.

I
tem 3. Legal Proceedings.

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

I
tem 4. Mine Safety Disclosures

Not applicable

P
ART II

I
tem 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the OTCQB under the symbol “EOSS.” There has not been any significant trading to date in the Company’s common stock. The table below presents the high and low bid for our common stock for each quarter for the years ended December 31, 2023 and 2022. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	High	Low
Year ended December 31, 2023
1st Quarter	$9 . 0 0	$9 . 0 0
2nd Quarter	$3.87	$3.87
3rd Quarter	$3.65	$3.65
4th Quarter	$0.3 0	$0.3 0

Year ended December 31, 2022
1st Quarter	$6.50	$6.50
2nd Quarter	$6.50	$6.50
3rd Quarter	$7.01	$6.50
4th Quarter	$10.01	$7.01

Security Holders

There were approximately
551
 holders of record of our common stock as of
March 31, 2024
.

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
19
, 202
4
, the outstanding number of shares of our Series A preferred stock was
1
,
5
00,000. Each share
is entitled to 1,000 votes of common stock without dividend rights.

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

We paid no dividends on our common stock in the fiscal year of 202
3
. We do not have a policy of paying regular dividends and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors and will depend on business conditions, our financial earnings and other factors.

Outstanding Stock Options, Warrants and Convertible Securities

We have no outstanding stock options, warrants or convertible securities as of December 31, 2023.

Recent Sales of Unregistered
and free
Securities

Common Stock

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

On September 7, 2023, the Company issued 21,000,000 of freely tradable common stock to non-employees as compensation in the amount of $41,019.

On December 5, 2023, the Company issued 345,000,000 shares of Common Stock at fair value $0.00122 per share to Co-Innovation Group Limited to convert outstanding debt owed to Mr. Yu-Cheng YANG in the amount of $420,900.

On December 18, 2023, the Company issued 55,000,000 shares of Common Stock at fair value $0.00122 per share to non-employees to convert outstanding debt owed to Mr. Yu-Cheng YANG in the amount of $67,100.

Warrants

On February 3, 2022, the Company granted the issuance of warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $2 per share with an expiration date of December 22, 2027 to a consultant or its designees as compensation. The warrants were fully vested upon issuance.

I
tem 6. [Reserved]
I
tem 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

During the year
, we co
ntinued
to market, promote and sell the ginsenosides supplements manufactured by Wellhead Biological Technology Corp. (“Wellhead”)
.

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

Results of Operation

The following presents the consolidated result of the Company for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Net sales

Net sales were $296,852 for year ended December 31, 2023, representing a decrease of $355,695, or 55%, as compared to $652,547 for the year ended December 31, 2022. The decrease was primarily due to the consumer demand for the products falling and the company phased out some old products such as automobile carbon reduction machines.

Cost of sales

Cost of sales was $
102
,
975
for the year ended December 31, 2023, representing a
de
crease
of $
262
,3
07
or
72
%, as compared to $365,282 for the year ended December 31, 2022.
The decrease was primarily due to the
decrease in sales
.

Gross profit

Gross profit was $193,877 for the year ended December 31, 2023, compared to $287,265 for the same period in 202
2
. Gross profit as a percentage of net sales was
65
% for the year ended December 31, 2023, compared to 4
4
% in the same period in 202
2
. The increase was primarily due to
the
sales of nutrition supplement with higher margin.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $966,486 for the year ended December 31, 2023, representing a de
crease of $1,242,390 or
5
6
%, as compared to $2,208,876 for the year ended December 31, 2022. The de
crease was primarily due to
no significant
impairment
s in assets be recorded
for year ended December 31, 2023.

L
oss from operations

Loss from operations was $772,609 for the year ended December 31, 2023 compared to loss from operations of $1,921,611 for the year ended December 31, 2022, representing
a
de
crease of $1,149,002
or
60
%. The
de
crease was primarily due to no significant impairments in assets be recorded for year ended December 31, 2023.

Other income (expense)

Other income w
as
$140,673 for the year ended December 31, 2023, a turnaround from other expense of $641 for the year ended December 31, 2022. The turnaround was mainly attributable certain bad debts were recovered during the year of 2023 and recorded as other income.

Net loss

As a result of the above factors, our net loss was $631,936 for the year ended December 31, 2023, as compared to net loss of $1,912,159 for the year ended December 31, 2022, representing an improvement of $1,280,223 or
67
%.

Liquidity and Capital Resources

Cash and cash equivalents were $14,307 at December 31, 2023 and $18,169 at December 31, 2022. Our total current assets were $487,319 at December 31, 2023, as compared to $425,916 at December 31, 2022. Our total current liabilities were $1,494,230 at December 31, 2023, as compared to $1,266,234 at December 31, 2022.

We had a working deficit of $1,006,911 on December 31, 2023, compared to the working deficit of $840,318 on December 31, 2022. The widening in the working deficit was primarily attributable to the increase in certain other payables.

Net cash used in operating activities was $317,
317
 during the year ended December 31, 2023, as compared to $
164,714
for the year ended December 31, 2022. The
widening in
net cash used in operating activities in the amount of $152,
603
was primary attributable to no significant impairments in assets be recorded
, bad debts recovered offset to increase in accrued expenses for year ended December 31, 2023.

Net cash used in investing activities was $1,834 during the year ended December 31, 2023, as compared to $
19,193
for the year ended December 31, 2022
, a reduction
in net cash used in investing activities.

Net cash provided by financing activities was $361,735 during the year ended December 31, 2023, as compared to $
180,146
for the year ended December 31, 2022. The increase in net cash provided by financing activities was due to the proceeds from related party.

As a result of the above factors, net decrease in cash and cash equivalents was $3,862 for the year ended December 31, 2023, as compared to net decrease of $5,972 for the year ended December 31, 2022
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

Accounts Receivable

Accounts receivable is stated at carrying value less estimates made for doubtful receivables. An allowance for impairment of trade receivables is established if the collection of a receivable becomes doubtful. Such receivable becomes doubtful when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of the receivables. Significant financial difficulties of the debtor, probability that the debtor will enter into bankruptcy or financial reorganization, and default or delinquency in payments are considered indicators that the receivable is impaired. The amount of the allowance is the difference between the asset’s carrying amount and the present value of estimated future cash flows, discounted at the original effective interest rate. An impairment loss is recognized in the statement of income, as are subsequent recoveries of previous impairments.

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

Property and Equipment

Property and equipment are carried at cost net of accumulated depreciation. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally over five years. Depreciation expense was $
833
and $3,257 for the years ended December 31, 2023 and 2022, respectively. Impairment loss was $
27
and $17,381 for the years ended December 31, 2023 and 2022, respectively.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavourable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Impairment loss on property and equipment was $
27
and $17,381 for the years ended December 31, 2023 and 2022, respectively.

Revenue Recognition

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $1
12
and $1,966 for the years ended December 31, 2023 and 2022, respectively.

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

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $
4
,
676
and $5,233 for the years ended December 31, 2023 and 2022, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

For the years ended December 31, 2023 and 2022, warrants were excluded as dilutive shares as the Company incurred a net loss.

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

Concentration of Credit Risk

Cash and cash equivalents
: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”). The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of December 31, 2023 and 2022, the Company had approximately $nil and $nil in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

Customers
: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

Recent Accounting Pronouncements
[
for auditor’s review ]

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. On November 19, 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses (CECL). The Company has adopted this accounting standard in the financial year 2023, this new accounting standard has no significant impact to the Company.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2023.
I
tem 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

I
tem 8. Financial Statements and Supplementary Data.

FINANCIAL STATEMENT SCHEDULES

R
EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EOS Inc.:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of EOS Inc. together with its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operation and comprehensive loss, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has net loss, negative working capital and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Singapore
April 16
, 2024

EOS, INC. AND SUBSIDIARIES
C
onsolidated Balance Sheets
As of December 31, 2023 and 2022

	December 31, 202 3	December 31, 202 2
ASSETS
Current Assets
Cash and cash equivalents	$14,307	$18,169
Accounts receivable	224,590	160,253
Inventory, net	79,482	46,196
Advances to suppliers	161,179	166,594
Security deposits	3,802	6,608
Prepaid expenses a nd other current assets	3,959	28,096
Total Current A ssets	$487,319	$425,916
Non-Current Assets
Property, plant and equipment, net	$5,660	$4,692
Operating lease right of use asset	4,192	115,884

Total Non-Current Assets	$9,852	$120,576
Total A ssets	$497,171	$546,492
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$9,761	$-
Other payable and accrued expenses	309,103	73,352
Due to sh a reholders	74,065	277,080
Income taxes payable	45,318	49,074
Other current liabilities	1,000,000	750,000
Operating lease liabilities - current	2,818	48,231
Current portion of long-term loan payables	53,165	68,497
Total Current Liabilities	$1,494,230	$1,266,234
Non-Current Liabilities
Long-term loan payables	$65,210	$116,012
Operating lease liabilities - non-current	1,374	80,538
Total Non-Current Liabilities	$66,584	$196,550
Total Liabilities	$1,560,814	$1,462,784

Commitments and Contingencies	$-	$-

Shareholders’ Deficit
Preferred stock ($0.001 par value, 5,000,000 shares authorized, 1,500,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively)	$1,500	$1,500
Common stock ($0.001 par value; 1,000,000,000 shares authorized, 604,781,560 and 183,781,560 shares issued and outstanding as of December 31, 2023 and 2022, respectively)	604,781	183,781
Additional paid in capital	175,268	67,249
Deferred stock compensation	(40,674)	(40,674)
Accumulated l oss	(1,802,695)	(1,165,665)
Accumulated other comprehensive income ( loss )	$(1,823)	$42,964
Total deficit attributable to EOS, Inc.	$(1,063,643)	$(910,845)
Non-controlling interest	$-	$(5,447)
Total Deficit	$(1,063,643)	$(916,292)
Total Liabilities and Shareholders’ Deficit	$497,171	$546,492

EOS, INC. AND SUBSIDIARIES
C
onsolidated Statements of Operation and Comprehensive Loss
For the Years Ended December 31, 2023 and 2022

	Year ended December 31, 202 3	Year ended December 31, 20 22
Net sales	$296,852	$652,547

Cost of sales	(102,975)	(365,282)

Gross profit	193,877	287,265

Selling, general and administrative expenses	(966,486)	(2,208,876)

Loss from operations	(772,609)	(1,921,611)

Other income (expense)
Interest expense	(6,859)	(4,512)
Other income	147,532	3,871

Tot a l other income (expense)	140,673	(641)

Loss before income tax provision	(631,936)	(1,922,252)

Income tax benefits (expenses)	-	10,093

Net Loss	$(631,936)	$(1,912,159)

Other Comprehensive Loss:
Net l oss attributable to non-controlling interests	(4,782)	(41,294)
Net l oss attributable to EOS and subsidiaries	(627,154)	(1,870,865)
Foreign currency translation adjustment, net of tax	(44,434)	(91,532)
Comprehensive loss	$(676,370)	$(2,003,691)

Net loss per share:
Basic and diluted	(0.00)	(0.01)

Weighted average number of common shares:
Basic and diluted	219,639,094	182,376,491

EOS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’
Deficit

For the Years Ended December 31, 2023 and 2022

	Common Stock		Preferred Stock		Deferred	Additional		Accumulated other	Deficit attributable	Non-
	Number of Shares	Amount	Number of Shares	Amount	Stock Compensation	Paid-in Capital	Accum ulated loss	Comprehensive Income (Loss)	to EOS, Inc.	Controlling interest	Total Deficit
Balance at December 31, 202 1	180,065,254	$180,065	1,500,000	$1,500	$-	$29,060	$722,925	$133,056	$1,066,606	$19,562	$1,086,168
Share issued for compensation	115,000	115	-	-	-	1,116	-	-	1,231	-	1,231
Deferred compensation expense relating to issuance of restricted common stock	3,601,306	3,601	-	-	(38,534)	34,933	-	-	-	-	-
Deferred compensation expense relating to issuance of warrant	-	-	-	-	(2,140)	2,140	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	(90,092)	(90,092)	(1,440)	(91,532)
Net loss	-	-	-	-	-	-	(1,888,590)	-	(1,888,590)	(23,569)	(1,912,159)
Balance at December 31, 2022	183,781,560	183,781	1,500,000	1,500	(40,674)	67,249	(1,165,665)	42,964	(910,845)	(5,447)	(916,292)

Balance at December 31, 2022	183,781,560	183,781	1,500,000	1,500	(40,674)	67,249	(1,165,665)	42,964	(910,845)	(5,447)	(916,292)
Share issued for compensation	21,000,000	21,000	-	-	-	20,019	-	-	41,019	-	41,019
Shares issued at Debt Conversion	345,000,000	345,000	-	-	-	75,900	-	-	420,900	-	420,900
Shares issued at Debt Conversion	55,000,000	55,000	-	-	-	12,100	-	-	67,100	-	67,100
Foreign currency translation adjustment	-	-	-	-	-	-	-	(44,787)	(44,787)	353	(44,434)
Net loss	-	-	-	-	-	-	(627,154)	-	(627,154)	(4,782)	(631,936)
Equity transaction within owners	-	-	-	-	-	-	(9,876)	-	(9,876)	9,876	-
Balance at December 31, 2023	604,781,560	604,781	1,500,000	1,500	(40,674)	175,268	(1,802,695)	(1,823)	(1,063,643)	-	(1,063,643)

EOS, INC. AND SUBSIDIARIES
C
onsolidated Statements of Cash Flows
For the Years Ended December 31, 2023 and 2022

	Year ended December 31, 202 3	Year ended December 31, 202 2
Cash flows from operating activities
Net loss	(631,936)	(1,912,159)
Adjustments to reconcile net income to net cash provided by operating activities
Bad debt expenses	-	272,843
Bad debt recovery	(148,452)	-
Depreciation	833	3,257
Amortization of right-of-use asset	32,042	26,296
Impairments of assets	27	1,060,300
Inventories written off	4,392	-
Stock b a sed compensation	41,019	1,231
Changes in assets and liabilities
Decrease in accounts receivable	86,463	88,021
I ncrease in inventory	(37,754)	(20,006)
Decrease in a dvance to suppliers	5,415	89,547
Decrease (increase) in security deposits and other assets	18,140	(2,721)
Increase in accounts payable	9,761	-
Increase in accrued expenses	343,189	243,517
Increase (decrease) in advances from customers	(4,083)	13,261
D ecrease in income tax payable	(3,756)	(1,805)
D ecrease in operating lease liabilities	(32,617)	(26,296)
Net cash used in operating activities	(317,317)	(164,714)

Cash flows from investing activit y
Purchase of equipment s	(1,834)	(19,193)
Net cash used in investing activit y	(1,834)	(19,193)

Cash flows from financing activities
Repayment to related party	(70,311)	-
Proceeds from related party	498,180	254,835
Repayment to borrowings	(66,134)	(74,689)
Net cash provided by financing activities	361,735	180,146

Effect of foreign currency translation on cash and cash equivalents	(46,446)	(2,211)
Net decrease of cash and cash equivalents	(3,862)	(5,972)

Cash and cash equivalent s
Beg inning	18,169	24,141
Ending	$14,307	$18,169

Supplemental Disclosure of Cash Flows
Cash paid du ri ng the periods for:
Interest	$4,660	$-
Income taxes	$-	$-

Non-cash financing and investing activities:
Related party debt converted to Common stock	$345,000	$-
Related party debt converted to C ommo n stock	$55,000	$-
C ompensation expense relating to issuance of restricted common stock	$41,019	$-
Deferred compensation expense relating to issuance of restricted common stock	$-	$38,534
Deferred compensation expense relating to issuance of warrant	$-	$2,140

EOS, INC. AND SUBSIDIARIES
N
OTES TO CONSOLIDAED FINANCIAL STATEMENTS

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

Accounts Receivable

Accounts

receivable are stated at carrying value less estimates made for doubtful receivables. Accounts receivable are stated at the historical carrying amount net of allowance for expected credit losses. The Company adopted ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” on January 1, 2023 using a modified retrospective approach.  To estimate expected credit losses, the Company has identified the relevant risk characteristics of its customers and the related receivables. The Company considers the past collection experience, current economic conditions, future economic conditions (external data and macroeconomic factors) and changes in the Company’s customer collection trends. The allowance for credit losses and corresponding receivables were written off when they are determined to be uncollectible.

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

Property and Equipment

Property and equipment are carried at cost net of accumulated depreciation. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally over five years. Depreciation expense was $
833
and $
3,257
for the years ended December 31, 2023 and 2022, respectively. Impairment loss was $
27
and $
17,381
for the years ended December 31, 2023 and 2022, respectively.

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
$
2
7
and $17,381 for the years ended December 31, 2023 and 2022, respectively.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the year ended December 31, 2023:
Water purifier machine	$1,445
Automobile carbon reduction machine	-
Nutrition supplement	288,468
Software	5,834
Other materials	1,105
Total	$296,852

For the year ended December 31, 2022:
Water purifier machine	$11,664
Automobile carbon reduction machine	21,283
Nutrition supplement	581,307
Software	35,958
Other materials	2,335
Total	$652,547

Revenue by Geography

For the year ended December 31, 2023:
Asia Pacific	$296,852
Total	$296,852

For the year ended December 31, 2022:
Asia Pacific	$652,547
T otal	$652,547

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
112
and $1,966 for the years ended December 31, 2023 and 2022, respectively.

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

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were
$
4,676
and $5,233 for
the years ended December 31, 2023 and 2022, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

For the years ended December 31, 2023 and 2022, warrants were excluded as dilutive shares as the Company incurred a net loss.

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

Concentration of Credit Risk

Cash and cash equivalents
: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”). The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of December 31, 2023 and 2022, the Company had approximately $nil and $nil in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

Customers
: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the year ended December 31, 2023,
one
customer accounted for more than 10% of the Company’s total revenues.

Customer	Net sales for year ended December 31, 202 3	% of Total	Accounts receivable balance as of December 31, 202 3	% of Total
A	$-	-%	$-	-%
B	$-	-%	$-	-%
C	$275,802	93%	$2,231	1%

For the year ended December 31, 2022,
three
customers accounted for more than 10% of the Company’s total revenues.

Customer	Net sales for year ended December 31, 2022	% of Total	Accounts receivable balance as of December 31, 2022	% of Total
A	$78,993	12%	$27,102	17%
B	$124,556	19%	$95,878	60%
C	$443,528	68%	$37,273	23%

Suppliers
: The Company’s inventory is purchased from various suppliers.

For the year ended December 31,
2023,
two
supplier
s
accounted for more than
10% of the Company’s total net purchase:

Supplier	Net purchase for the year ended December 31, 2023	% of Total¤	Accounts payable balance as of December 31, 2023	% of Total
A	$123,939	88%	$-	-%
B	$-	-%	$-	-%
C	$15,802	11%	$9,761	100%

For the year ended December 31, 2022,
two
suppliers accounted for more than 10% of the Company’s total net purchase:

Supplier	Net purchase for year ended December 31, 2022	% of Total	Accounts payable balance as of December 31, 2022	% of Total
A	$256,664	29%	$-	-%
B	$110,194	69%	$-	-%

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. On November 19, 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses (CECL), the revised effective date was January 2023. The Company ha
s
adopted this accounting standard in the financial year 2023, this new accounting standard has no significant impact to the Company’s financial statements.

In December 2023, the FASB issued ASU No 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 expands disclosures in the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Note 2. LEASE

As of December 31, 2023, the Company has operating lease agreement for its photocopier with remaining lease terms of
33
months, and office lease with remaining lease terms of
12
months, respectively.
The Company terminated the operating lease agreement for its car in November 30,
2023. The termination did not have gains nor losses.
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

Operating lease expenses were $
56,519
and $64,972 for the years ended December 31, 2023 and 2022, respectively.

The components of lease expense and supplemental cash flow information related to leases for the year ended are as follows:

Lease Cost	Year ended December 31, 2023	Year ended December 31, 2022
Operating lease cost (i n the Company’s statement of operations)	$3 4 , 3 4 9	$38,947

Other Information
Right-of-use assets obtained in exchange for new operating leases liabilities	-	72,495
Cash paid for amounts included in the measurement of lease liabilities for the year ended	-	38,947
Weighted average remaining lease term – operating leases (in years)	1 . 88	3.00
Average discount rate – operating lease	2.44%	2.44%

The supplemental balance sheet information related to leases for the period is as follows:

	December 31, 2023	December 31, 2022
Operating leases
Right-of-use assets, net	$4,192	$115,884

Operating lease liabilities	$4,192	$115,884

The future minimum lease payment schedule as follows:

For the years ending December 31,
202 4	2,818
202 5	778
202 6	596

Total lease payments	4,192
Less: Interest	(211)
Total	3,981

NOTE 3 – GOING CONCER
N

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had net loss for the year ended December 31, 2023, and had negative working capital and accumulated deficit as of December 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4. SECURITY DEPOSITS

On November 21, 2019, the Company and Shuang Hua International Culture Media Co, Ltd. (“Shuang Hua”), a corporation formed under laws of Taiwan, entered into an exclusive copyright and distribution agreement (the “Agreement”), pursuant to which, subject to the terms and condition therein, Shuang Hua granted the Company an exclusive right to produce, market, distribute and sell the bilingual films and electronic books of which the copyrights are owned by Shuang Hua. In accordance to the agreement, the Company shall pay Shuang Hua a re
fundable deposit of in the aggregate amount of $2,894,000, before December 31, 2021. The full deposit amounts have been provided for doubtful debt.

Note 5. RELATED PARTY TRANSACTIONS

Related parties of the Company during the years ended December 31, 2023 and 2022 consist of the following:

Name of Related Party	Nature of Relationship
Yu Cheng Yang	Majority Shareholder, Director and Officer of the Company
Co-Innovation Group Limited	Company under control of Yu Cheng Yang

Due to shareholders

The Company has advanced funds from its directors and shareholders Yu Cheng Yang for working capital purposes. As of December 31, 2023 and 2022, there were $
74,065
and $277,080 advance outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after thirty days of written notice by the director and shareholder.

On
December
5
, 202
3
, the Company issued
345,000,000
shares of Common Stock at
fair value
$0.00122
per share
to
Co-Innovation Group Limited to convert outstanding debt owed to
Mr.
Yu-Cheng YANG in the amount of $
420,900.

On
December
18
, 202
3
, the Company issued
55,000,000
shares of Common Stock at fair value $0.00122
per share
to
non-employees
to convert outstanding debt owed to Mr. Yu-Cheng YANG in the amount of
$67,100.

During the year
,
Mr. Yang advanced
$
498,180
 to the Company as working capital, the Company repaid $
70,311
 to Mr. Yang by cash, $420,900 through debt conversion to himself, and $209,662 by assignment of debts to certain non-employees
.

Mr. Yang advanced $433,300 to the Company as working capital, and the Company repaid $
185,644
to Mr. Yang for the years ended December 31, 2022.

Note 6. TERM LOAN

Loan from First Commercial Bank

On September 30, 2020, TWD 3,000,000 (approximately $107,750) term loan was granted to the Company for working capital with repayment period of 60 months. The term loan is subject to an interest charge at 1% per annum for the first 9 months of the term loan; interest charges on the term loan from 10 th
to 60
th
is 3.5% per annum.

On September 30, 2020, TWD 2,000,000 (approximately $71,833) term loan was granted to the Company for employee salary with repayment period of 3
6
months. The term loan is subject to an interest charge at 1.5% per annum for the first 9 months of the term loan; interest charges on the term loan from 10 th
to
3
6
th
is 1.845% per annum
.

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
th
to 60
th
is 2% per annum.

As of December 31, 2023, the outstanding balance of the term loan is $118,375
, of which $
53,165
is due within one year and classified as short term, and $
65,210
is due after one year, and has classified as long term, respectively.

As
of December 31, 2022, the outstanding balance of the term loan is $184,509, of which $
68,497
is due within one year and classified as short term, and
$116,012 is due after one year, and has classified as long term, respectively.
Interest expenses were $
4,660
and $4,558 for the years ended December 31, 2023 and 2022, respectively.

Note
7
. OTHER PAYABLE AND ACCRUED EXPENSES

The supplemental balance sheet information related to Other Payable
a
nd Accrued Expenses
f
or the
years are
as follows:

	December 31, 2023	December 31, 2022
Accrued s elling, general and administrative expenses	$166,541	$73,352
Payable to a third party from debt conversation	142,562	-
	$309,103	$73,352

Note
8
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

As of December 31, 2023, the Company has 1,500,000 shares of Series A Preferred Stock issued and outstanding.

Common Stock

On August 11, 2023, the Company issued 21,000,000 shares of freely tradable common stock to various non-employee Consultants
inconsideration of the services to be rendered to the Company. The services have all been rendered as of September 30, 2023, and therefore do not need to be deferred. The Management have decided to not elect the definition of fair value as per ASC 718, Compensation - Stock Compensation as it believes it is not a fair representation of the value of the Company's stocks. Therefore, the fair value of the stock is determined based on the fundamental value of the Company and is recorded as stock based compensation. The amount recorded as stock based compensation is $41,019.

On
December
5
, 202
3
, the Company issued
345,000,000
shares of Common Stock at
fair value
$
0.00122
per share
to
Co-Innovation Group Limited to convert outstanding debt owed to
Mr.
Yu-Cheng YANG in the amount of $
420,900.

On
December
18
, 202
3
, the Company issued
55,000,000 shares of Common Stock at fair value $0.00122
per share
to
non-employees
to convert outstanding debt owed to Mr. Yu-Cheng YANG in the amount of
$67,100.

On May 19, 2022, the Company issued 3,601,306 shares of restricted common stock to non-employees, the amount is recorded as deferred (unearned) compensation of $38,534, due to the service has not been started.

On May 19, 2022, the Company issued 115,000 shares of restricted common stock to non-employees as compensation in the amount of $1,231.

As of December 31, 2023, the Company has
604,781,560
shares of Common Stock issued and outstanding.

Warrants

On February 3, 2022, the Company granted the issuance of warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $2 per share with an expiration date of December 22, 2027 to a consultant or its designees as compensation. The warrants were fully vested upon issuance.

A summary of warrant activities as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Warrants outstanding at December 31, 2022	200,000	$2.00	4.98
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Warrants outstanding at December 31, 2023	200,000	$2.00	3.98
Warrants exercisable at December 31, 2023	200,000	$2.00	3 .98

Note
9
. STOCK BASED COMPENSATION

F
reely
T
radable
C
ommon
S
tock

On August 11, 2023, the Company issued 21,000,000 shares common stock to various non-employee consultants as compensation for services rendered. As these services were fully provided by
September 30, 2023
, deferral of share based compensation is
not necessary. In accordance with ASC 718, Compensation - Stock Compensation, the fair value of the issued stock was determined using
Level 3 Inputs.

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

The assumptions used to determine the fair value of the Warrants as follows
:

	Years Ended December 31,
	202 3	202 2
Expected life (years)	3 .89	4.89
Risk-free interest rate	0.76%	0.76%
Expected volatility	329.86%	329.86%
Dividend yield	0%	0%

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

Stock based compensation were $
41,019
and $1,231 for the years ended December
31
, 202
3
and 202
2
, respectively.

Note
10
. INCOME TAXES

The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States

EOS, Inc. is incorporated in the United States of America and is subject to United States federal taxation at tax rate of 21%. No provisions for income taxes have been made as the Company has no taxable income for the period. As of December 31, 2023, the Company had net operating loss carry forwards of $1,314,134 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100% valuation allowance has offset deferred tax asset resulting from the net operating losses.

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

People’s Republic of China (“PRC”)

Under the Enterprise Income Tax (“EIT”) Law of the PRC, the standard EIT rate is 25%. The PRC subsidiary of the Company is subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. No provision for income taxes have been made as Maosong had no taxable income as of and for the year ended December 31, 2023.

Provision for income tax consists of the following:

	Years Ended December 31,
	202 3	202 2
Current income tax (benefit)
U.S.	$-	$-
Taiwan	-	(10,093)
PRC	-	-
Sub total	-	(10,093)

Deferred income tax
Deferred tax assets for NOL carry-forwards	1 29 , 243	284,605
Valuation allowance	(129,243)	(284,605)
Other adjustments	-	(10,093)
Net changes in deferred income tax (benefit)	-	-
Total income tax provision	$-	$(10,093)

The Company has an income tax benefit of $10,093 for the years ended December 31, 2022 which was an adjustment of over estimated tax expense from prior year.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the years ended December 31, 202
3
and 202
2
are as follows:
`	Years Ended December 31,
	202 3	202 2
Net loss before income tax	(631,936)	(1,922,252)
Statutory tax rate	20%	15%
Income tax provision	(129,243)	(284,605)
Valuation allowance	1 29 , 24 3	284,605
Other adjustments	-	(10,093)
Income tax expenses, net	-	(10,093)

Significant components of the Company’s deferred taxes assets as follows:

	Years Ended December 31,
Deferred tax assets:	202 3	202 2
Net operating loss carry-forwards	1 29 , 243	284,605
Less: Valuation allowance	(129,243)	(284,605)
Deferred tax assets, net	-	-

Note 1
1
. COMMITMENTS AND CONTINGENCIES

Sales Collaboration Agreement

On June 1, 2020 ("the contract date"), the Company and Fortune King entered into a sales collaboration agreement (the “Sales Collaboration Agreement”), pursuant to which, Fortune King agreed to a fee of $
1,500,000
to provide promotion and marketing services for the Company’s products for a period of six years from January 2020 to December 2025 (“Service Period”). Fortune King is obligated to perform such service regardless of whether the Company sells products to Fortune King during the designated period. Both parties agreed that the fee would be paid in
3,000,000

of the company's common stocks ("consideration stock"), and the contract day would be the grant date of the consideration stocks.

According to the Supplementary Agreement signed on August 12, 2020   , Fortune King entrusted the Company to assist in the transfer of the 3,000,000 EOS’s stocks (“old shareholders stocks”) to 167 business promoters. The old shareholders stocks were from 11 independent shareholders.

The Company further signed the Agreement for Share Transfer and Repayment with the 11 shareholders individually. The Company recognized the marketing expenses quarterly with $
62,500
per quarter till the end of the Service Period and agreed to repay them in cash or other methods agreed upon by both the Company and the old shareholders for the equivalent value at $0.5 per share. The repayments will be made upon demand from each Shareholder throughout the Service Period.

As such the Company recognized these marketing expenses quarterly and other current liabilities to the 11 shareholders. As of December 31, 2023, a nd 2
022, the other current liabilities were $
1,000,000
and $
750,000
respectively.

As of December 31, 2023 and 2022 the outstanding servi
ce commi
tment of Fortune King to the Company is $
500,000
and $
750,000
respectively.

Note 1
2
. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of December 31, 2023 have been incorporated into these consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

I
tem 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No
ne.

I
tem 9A. Controls and Procedures
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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions and (iv) the absence of any independent directors. Therefore, our internal controls over financial reporting were not effective as of December 31, 2023.

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

I
tem 9B. Other Information.

None.

I
tem 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

P
ART III

I
tem 10. Directors, Executive Officers and Corporate Governance.

Director and Executive Officer of the Company

The following table sets forth certain information regarding our current executive officers and directors as of March 31, 2024:

Name	Age	Position
He-Siang Yang	7 2	Chief Executive Officer (CEO), Chief Financial Officer, President, Secretary, Treasurer and Chairman of the Board
Yu-Cheng Yang	4 4	Director and General Manager
Lai-Chen Kwok	80	Director

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

Mr. Yang obtained a Bachelor of Science degree in mathematics from the National Taiwan Ocean University in Taiwan in
2017
.

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

Lai Chen Kwok, Director

On April 3, 2017, Ms. Kwok was appointed as a Director of the Company.  From 2008 through 2015, Mr. Kwok served as a financial planner at Prudential Hong Kong Limited, a Hong Kong insurance company.

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5 furnished to us, we believe that during the year ended December 31, 2023, our executive officers and directors were not in compliance with all Section 16(a) filing requirements.

Limitation on Liability and Indemnification of Directors and Officers

Our articles of incorporation provide that no director or officer shall have any liability to the Company if that person acted in good faith and with the same degree of care and skill as a prudent person in similar circumstances.

Our articles of incorporation and bylaws provide that we will indemnify our directors and officers and may indemnify our employees or agents to the fullest extent permitted by law against liabilities and expenses incurred in connection with litigation in which they may be involved because of their offices or positions with us. However, nothing in our articles of incorporation or bylaws protects or indemnifies a director, officer, employee or agent against any liability to which that person would otherwise be subject by reason of willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of that person’s office or position. To the extent that a director has been successfwaul in defense of any proceeding, the Nevada Revised Statutes provide that the director shall be indemnified against reasonable expenses incurred in connection with the proceeding.

I
tem 11. Executive Compensation.

EXECUTIVE SUMMARY COMPENSATION TABLE BY THE COMPANY

The following table sets forth the compensation paid or accrued by us to our Executive Officers for the fiscal years ended December 31, 2023 and 2022.
Name and Principal Position	Year	Salary FY ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

He Siang Yang,	202 3	38,520		-	-	-	-	-	38,520
CEO, CFO, President, Secretary,	202 2	60,459	-	-	-	-	-	-	60,459
Treasurer, and Director

Yu Cheng Yang,	202 3	154,081	-	-	-	-	-	-	154,081
Director and General Manager	202 2	1 61 , 225	6 , 718	-	-	-	-	-	1 67 , 943

Equity Compensation Plans, Bonus Plans

As of December 31, 2023, we had no equity incentive plans outstanding. We have no Compensation Committee.

Pension Benefits

As of December 31, 2023, we did not have any defined benefit pension plans.

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

I
tem 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following sets forth information as of
March 31, 2024
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

Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially owned (1)
Officers and directors as a group
Yu Cheng Yang	30,000	0.0 0%
He Siang Yang	10,000	0.0 0%
Lai Chen Kwok	901	0.00%
All officers and directors as a group (3 person)	40,901	0.0 1%
5% or more shareholders
Co-Innovation Group Limited	391,584 , 357	64.75%
		%
Total	391 , 625 , 258	64 . 76 . %

Beneficial ownership percentages are calculated based on shares of common stock issued and outstanding and is based on a total of
604
,781,560 shares of common stock that were issued and outstanding as of
March 31, 2024
. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of
March 31, 2024
.
The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

I
tem 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Related parties of the Company during the years ended December 31, 2023 and 2022 consist of the following:

Name of Related Party	Nature of Relationship
Yu Cheng Yang	Majority Shareholder, Director and Officer of the Company
Co-Innovation Group Limited	Company under control of Yu Cheng Yang

The Company has advanced funds from its directors and shareholders Yu Cheng Yang for working capital purposes. As of December 31, 2023 and 2022, there were $74,065 and $277,080 advance outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after thirty days of written notice by the director and shareholder.

On
December
5
, 202
3
, the Company issued
34
5,000,000 shares of Common Stock at
fair value
$0.00
122
per share
to
Co-Innovation Group Limited to convert outstanding debt owed to
Mr.
Yu-Cheng YANG in the amount of $
420,900
.
On
December
18
, 202
3
, the Company issued
55,000,000 shares of Common Stock at fair value $0.00
122
per share
to
non-employees
to convert outstanding debt owed to Mr. Yu-Cheng YANG in the amount of
$
67
,
100
.

Mr. Yang advanced $498,180 to the Company as working capital, and the Company repaid $70,311 to Mr. Yang for the year ended December 31, 2023.

Mr. Yang advanced $353,000 to the Company as working capital, and the Company repaid $106,778 to Mr. Yang for the years ended December 31, 2022.

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

I
tem 14. Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The Company’s Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Onestop Assurance PAC as our independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence. The following table shows the fees for the fiscal years ended December 31, 2023 and 2022:

	Year Ended December 31, 202 3	Year Ended December 31, 202 2
Audit Fees	$45,000	45,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$45,000	45,000

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

Pre-Approval Policies and Procedures

We do not have an audit committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during the fiscal years ended December 31, 2023 and 2022 were reviewed and approved by our Board before the respective services were rendered.

P
ART IV

I
tem 15. Exhibits and Financial Statement Schedules.

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

I
tem 16. 10-K Summary.

Not applicable.

S
IGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOS Inc.

Dated: April 16, 2024	By:	/s/ He-Siang Yang
He-Siang Yang
Chief Executive Officer, Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

EOS Inc.

Signature	Title	Date

/s/ He-Siang Yang	Principal Executive Officer, Principal Financial Officer, Chairman of the Board	April 16, 2024
He-Siang Yang

/s/ Yu Cheng Yang	Director	April 16, 2024
Yu Cheng Yang

/s/ Lai Chen Kwok	Director	April 16, 2024
Lai Chen Kwok

