Form 10-Q
period 2024-03-31
EOS INC.
filed 2024-05-21
CIK 1651958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:
March 31
, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number: 000-55661

EOS Inc.
(Exact name of registrant as specified in its charter)

Nevada	30-0873246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2F., No. 157, Sec. 2, Nanjing E. Rd., Zhongshan Dist.,
Taipei City 104075 Taiwan (Republic of China)
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐
 No
☒

As of
May
20
202
4
, the number of shares of registrant’s common stock outstanding is 604,781,560.

EOS, Inc.

2

P
ART I — FINANCIAL INFORMATION

I
tem 1. Financial Statements.

The following unaudited interim condensed consolidated financial statements of EOS Inc. are included in this Quarterly Report on Form 10-Q:

EOS, INC. AND SUBSIDIARIES
Condensed

C
onsolidated Balance Sheets
As of March 31, 2024 and December 31, 2023
(In U.S. Dollars, except share data or otherwise stated)
Unaudited

	March 31,	December 31,
	20 24	202 3
ASSETS
Current Assets
Cash and cash equivalents	$64,506	$14,307
Accounts receivable	51,424	224,590
Inventory, net	46,837	79,482
Advances to suppliers	164,098	161,179
Security deposits	76	3,802
Prepaid expenses and other current assets	3,703	3,959
Total Current Assets	$330,644	487,319
Non-Current Assets
Property, plant and equipment, net	$5,413	$5,660
Operating lease right of use asset	3,393	4,192

Total Non-Current Assets	$8,806	$9,852
Total Assets	$339,450	$497,171
LIABILITIES AN D SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$-	$9,761
Other payable and accrued expenses	206,640	309,103
Due to shareholders	8,513	74,065
Income taxes payable	43,810	45,318
Other current liabilities	1,062,500	1,000,000
Operating lease liabilities - current	2,260	2,818
Current portion of long-term loan payables	49,876	53,165
Total Current Liabilities	$1,373,599	$1,494,230
Non-Current Liabilities
Long-term loan payables	$50,976	$65,210
Operating lease liabilities - non-current	1,133	1,374
Total Non-Current Liabilities	$52,109	$66,584
Total Liabilities	$1,425,708	$1,560,814
Commitments and Contingencies
Shareholders’ Deficit
Preferred stock ($ 0.001 par value, 5,000,000 shares authorized, 1,500,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	$1,500	$1,500
Common stock ($0.001 par value; 1,000,000,000 shares authorized, 604,781,560 shares issued and outstanding as of March 31, 2024 and December 31, 2 0 23, respectively)	604,781	604,781
Additional paid in capital	175,268	175,268
Deferred stock compensation	(40,674)	(40,674)
Accumulated loss	(1,845,903)	(1,802,695)
Accumulated other comprehensive income (loss)	18,770	(1,823)
Total S hareholders’ Deficit	$(1,086,258)	$(1,063,643)
Total Liabilities and Shareholders’ Deficit	$339,450	$497,171

EOS, INC. AND SUBSIDIARIES
Condensed

C
onsolidated Statements of Income and Comprehensive
Loss
For the Three Months Ended March 31, 2024 and 202
3
(In U.S. Dollars, except share data
or
otherwise stated)
Unaudited

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	202 4	202 3
Net sales	$54,124	$171,079
Cost of sales	(50,506)	(58,173)
Gross profit	3,618	112,906
Selling, general and administrative expenses	(205,644)	(242,326)
Loss from operations	(202,026)	(129,420)
Other income (expense)
Interest expense	(832)	(1,383)
Other income	159,650	666
Total other income (expense)	158,818	(717)
Net loss before income tax	(43,208)	(130,137)
Income tax expense	-	-
Net Loss	$(43,208)	$(130,137)
Other Comprehensive Loss:
Net loss attributable to non-controlling interests	-	(1,900)
Net loss attributable to EOS and subsidiaries	(43,208)	(128,237)
Foreign currency translation adjustment, net of tax	20,593	(794)
Comprehensive loss	$(22,615)	$(130,931)
Net loss per share:
Basic and diluted	(0.000)	(0.001)
Weighted average number of common shares:
Basic and diluted	323,047,313	183,781,560

EOS, INC. AND SUBSIDIARIES
Condensed

C
onsolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2024 and 202
3
(In U.S. Dollars, except share data or otherwise stated)
Unaudited

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Deferred Stock Compensation	Additional Paid-in Capital	Accumulated loss	Accumulated other Comprehensive Income (Loss)	Equity attributable to EOS, Inc.	Non- Controlling interest	Total Equity

Balance at December 31, 202 2	183,781,560	$183,781	$1,500,000	$1,500	$(40,674)	$67,249	$(1,165,665)	$42,964	$(910,845)	$(5,447)	$(916,292)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(727)	(727)	(67)	(794)
Net loss	-	-	-	-	-	-	(128,237)		(128,237)	(1,900)	(130,137)
Balance at March 31, 2023	183,781,560	183,781	1,500,000	1,500	(40,674)	67,249	(1,293,902)	42,237	(1,039,809)	(7,414)	(1,047,223)

Balance at December 31, 2023	604,781,560	604,781	1,500,000	1,500	(40,674)	175,268	(1,802,695)	(1,823)	(1,063,643)	-	(1,063,643)
Foreign currency translation adjustment	-	-	-	-	-	-	-	20,593	20,593	-	20,593
Net loss	-	-	-	-	-	-	(43,208)		(43,208)	-	(43,208)
Balance at March 31, 2024	604,781,560	$604,781	$1,500,000	$1,500	$(40,674)	$175,268	$(1,845,903)	$18,770	$(1,086,258)	$-	$(1,086,258)

EOS, INC. AND SUBSIDIARIES
Condensed

C
onsolidated Statements of Cash Flows
For the Three Months Ended March 31, 2024 and 202
3
(In U.S. Dollars, except share data or otherwise stated)
Unaudited

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	202 4	202 3
Cash flows from operating activities
Net loss	$(43,208)	$(130,137)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	241	192
Bad debt recovery	(129,364)	-
Amortization of right-of-use asset	682	8,818
Changes in assets and liabilities
Decrease in accounts receivable	313,883	30,717
Decrease (increase) in inventory	29,836	(69,155)
Decrease (increase) in advance to suppliers	(2,919)	3,835
Decrease in security deposits and other assets	5,983	3,356
Increase (decrease) in accounts payable	(9,761)	39,062
Increase (decrease) in accrued expenses	(39,963)	33,486
Decrease in advances from customers	(2,001)	(12,986)
Increase (decrease) in income tax payable	(1,508)	3,412
Decrease in operating lease liabilities	(799)	(8,818)
Net cash provided by (used in) operating acti viti es	$121,102	$(98,218)
Cash flows from investing activit y
Purchase of equipment	$-	$(1,096)
Net cash u s ed in investing activit y	$-	$(1,096)
Cash flows from financing activities
Proceeds from related party	$145,440	114,367
Repayment to related party	(183,004)	-
Repayment to borrowings	(17,523)	(18,301)
Net cash (used in) provided by financing activities	$(55,087)	$96,066
Effect of foreign currency translation on cash and cash equivalents	(15,816)	109
Net increase (decrease) of cash and cash equivalents	50,199	(3,139)
Cash and cash equivalents
Beginning	14,307	18,170
Ending	$64,506	$15,031

Supplemental Disclosure of Cash Flows
Cash paid during the periods for:
Interest	$832	$1,383
Income taxes	$-	$-

EOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

N
ote 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data were derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements, footnote disclosures, and other information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Organization

EOS Inc. was incorporated on April 3, 2015 in the State of Nevada. The Company is a distributor of various consumer products, such as skin care products, dietary supplements, and water purifying machines.

E
mperor Star International Trade Co., Ltd., (“Emperor Star”), was incorporated on November 16, 2015 under the laws of Taiwan. Emperor Star is in the business of marketing and distribution of various products, including nutrition supplements, skin care products, and water purifiers.

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

Accounts Receivable

Accounts receivable are amounts due from customers for goods sold or services performed in the ordinary course of business. They are generally due for settlement within 90 days and therefore all classified as current. Accounts receivable are stated at carrying value less estimates made for doubtful receivables. Accounts receivable are stated at the historical carrying amount net of allowance for expected credit losses.

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

Property and Equipment

Property and equipment are carried at cost net of accumulated depreciation. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally over five years. Depreciation expense was $
241
and $192 for the three months ended March 31, 2024 and 202
3
, respectively.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Impairment loss on property and equipment was $nil and $nil for the three months ended March 31, 2024 and 202
3
, respectively.

Revenue Recognition

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the three months ended March 31, 2024:
Nutrition supplement	$54,124
Total	$54,124

For the three months ended March 31, 2023:
Nutrition supplement	$164,628
Software	5,978
Other	473
Total	$171,079

Revenue by Geography

Revenue from external customers

The Company’s customers are mainly located in Taiwan and Hong Kong.

For the three months ended March 31, 2024:
Hong Kong	$52,216
Taiwan	1,908
Total	$54,124

For the three months ended March 31, 2023:
Hong Kong	$18,346
Taiwan	152,733
Total	$171,079

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $nil and $nil for three months ended March 31, 2024 and 202
3
, respectively.

Stock-Based Compensation

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

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $
961
 and $1,175 for three months ended March 31, 2024 and 202
3
, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

For the three months ended March 31, 2024 and 202
3
, warrants were excluded as dilutive shares as the Company incurred a net loss.

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

Credit risk

(i) Risk management

The Company reviews the recoverability of its financial assets periodically to ensure that potential credit risk of the counterparty is managed at an early stage and sufficient provision for impairment allowance is made for possible defaults. In addition, receivable balances are monitored on an ongoing basis.

As of
31 March 2024 and 31 December 2023
, substantially all of the Group’s bank balances are deposited in major financial institutions. Management does not expect any losses from non-performance by these banks. The credit quality of bank balances has been assessed by reference to external credit ratings or to historical information about the counterparty default rates. The existing counterparties do not have defaults in the past.

The credit risk of the Group’s other financial assets, which comprises amounts advances to suppliers and security deposits and prepaid expenses and other current assets, arises from default of the counterparties, with a maximum exposure equal to the carrying amounts of these instruments.

(ii) Measurement of Credit Losses on Financial Instrument

The Company has Accounts receivable under Financial Instrument that are subject to the Measurement of Credit Losses.

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
The
provision for impairment loss and corresponding receivables were written off when they are determined to be uncollectible.).

Concentration of Credit Risk

Cash and cash equivalents
: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”) NT$ 3 million. The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of March 31, 2024, the Company had approximately $nil in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

Customers
: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the three months ended March 31, 2024, two customers accounted for more than 10% of the Company’s total revenues.

Customer	Net sales for the three months ended March 31, 2024	% of Total	Accounts receivable balance as of March 31, 2024	% of Total
A	$47,447	88%	$46,727	91%
B	$1,908	4%	-	-%
C	$4,769	9%	$4,697	9%

For the three months ended March 31, 2023, one
customer
accounted for more than 10% of the Company’s total revenues.

Customer	Net sales for the three months ended March 31, 2023	% of Total	Accounts receivable balance as of March 31, 2023	% of Total
A	$5,978	3%	$82,506	63%
B	$150,957	88%	$10,330	8%

Suppliers
: The Company’s inventory is purchased from various suppliers.

For the three months ended March 31, 2024, one supplier accounted for more than 10% of the Company’s total net purchase:

Supplier	Net purchase for the three months ended March 31, 2024	% of Total	Accounts payable balance as of March 31, 2024	% of Total
A	$20,670	100%	$-	-

For the three months ended March 31, 2023, one supplier accounted for more than 10% of the Company’s total net purchase:

Supplier	Net purchase for the three months ended March 31, 2023	% of Total	Accounts payable balance as of March 31, 2023	% of Total
A	$126,999	100%	$38,946	100%

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

Note 2. LEASE

As of March 31, 2024, the Company has operating lease agreement for its photocopier with remaining lease terms of
30
months, and office lease with remaining lease terms of
9
months, respectively. The Company does not have any other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

Operating lease expenses were $
8,774
and $16,479 for the three months ended March 31, 2024 and 202

, respectively.

The components of lease expense and supplemental cash flow information related to leases for the three months ended are as follows:

Lease Cost	March 31, 202 4	March 31, 202 3
Operating lease cost (included in general and administrative expenses in the Company’s statement of operations)	$716	9,535

Other Information
Right-of-use assets obtained in exchange for new operating leases liabilities	-	72,865
Cash paid for amounts included in the measurement of lease liabilities	-	-
Weighted average remaining lease ter m – operating leases (in years)	1.70	2.75
Average discount rate – operating lease	2.44%	2.44%

The supplemental balance sheet information related to leases for the period is as follows:

	March 31, 202 4	December 31, 202 3
Operating leases
Right-of-use assets, net	$3,393	$4,192

Operating lease liabilities	$3,393	$4,192

The future minimum lease payment schedule as follows:

For the years ending March 31,
202 4 (nine months remaining)	2,136
202 5	770
202 6	577

Total lease payments	3,483
Less: Interest	(90)
Total	3,393

NOTE 3 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had net losses for the three months ended March 31, 2024, and had negative working capital and accumulated deficit as of March 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 5. ACCOUNTS RECEIVABLE

	March 31, 2024	December 31, 2023
Accounts Receivable	$235,247	549,130
Less: Provision for impairment loss of accounts receivable	$(183,823)	$(324,540)
	$51,424	$224,590

The credit terms granted by the Company to its customers 90 days from the date of billing.

The movement on the Provision for impairment loss of accounts receivable as follow
：

Provision for impairment loss of accounts receivable
Balance at December 31, 2022	$475,340
Provision for the year	-
Bad debt recovery recognised as other income	(148,452)
Adjusting Exchange differences	(2,348)
Balance at December 31, 202 3	$324,540
Provision for the period	-
Bad debt recovery recognised as other income	(129,364)
Adjusting Exchange differences	(11,353)
Balance at March 31, 20 2 4	$183,823

We recognized significant allowance for credit losses due to the economic impact of the COVID-19 pandemic. The allowance for credit losses as of December 31, 2022, was $475,340, reflecting our estimate of potential losses based on historical experience, current economic conditions, and an assessment of specific customer credit risk. In FY2023, with relaxation of COVID-19 restrictions, management undertook significant efforts to recover previously recognised credit losses, as a result, management recove re
d $148,452 of bad debts during 2023 and $129,364 in first quarter of 202
4.

Subsequent to the period ended March 31, 2024,
no
amounts have been collected in relation to accounts receivable as of March 31, 2024. However, subsequent to the year ended December 31, 2023, $217,063 has been collected up to the date of this report.

Note 6. ADVANCES TO SUPPLIERS

The Company has advanced payments to suppliers for purchasing goods for sale. The amounts of advances vary from order to order; ranging from 30% to 100%. As of March 31, 2024, and December 31, 2023, there were $164,098 and $161,179 advance outstanding, respectively.

Note

.
OT
HER PAYABLE AND ACCRUED EXPENSES

The supplemental balance sheet information related to Other Payable and Accrued Expenses for the years are as follows:

	March 31, 202 4	December 31, 2022
Accrued selling, general and administrative expenses	$64,078	$166,541
Payable to a third party from debt conversation	142,562	142,562
	$206,640	$309,103

Note
8
. RELATED PARTY TRANSACTIONS

Related parties of the Company during the three months ended March 31, 2024 and 202
3
consist of the following:

Name of Related Party	Nature of Relationship
Yu Cheng Yang	Majority Shareholder, Director and Officer of the Company
Co-Innovation Group Limited	Company under control of Yu Cheng Yang

Due to shareholders

The Company has advanced funds from its directors and shareholders Yu Cheng Yang for working capital purposes. As of March 31, 2024 and December 31, 2023, there were $8,513 and $74,065 advance outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after thirty days of written notice by the director and shareholder.

Mr. Yang advanced $145,440 to the Company as working capital, and the Company repaid $183,004 to Mr. Yang for the three months ended March 31, 2024.

Mr. Yang advanced $155,370 to the Company as working capital, and the Company repaid $41,343 to Mr. Yang for the three months ended March 31, 2023.

Note
9
. TERM LOAN

Loan from First Commercial Bank

On September 30, 2020, TWD 3,000,000 (approximately $107,750) term loan was granted to the Company for working capital with repayment period of 60 months. The term loan is subject to an interest charge at 1% per annum for the first 9 months of the term loan; interest charges on the term loan from 10 th
to 60
th
is 3.5% per annum.

On September 30, 2020, TWD 2,000,000 (approximately $71,833) term loan was granted to the Company for employee salary with repayment period of 3
6
 months. The term loan is subject to an interest charge at 1.5% per annum for the first 9 months of the term loan; interest charges on the term loan from 10th to 36th is 1.845% per annum.

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
th
to 60
th
is 2% per annum.

As of March 31, 2024, the outstanding balance of the term loan is $100,852, of which $49,876 is due within one year and classified as short term, and $50,976 is due after one year, and has classified as long term, respectively.

As of December 31, 2023, the outstanding balance of the term loan is $118,375, of which $53,165 is due within one year and classified as short term, and $65,210 is due after one year, and has classified as long term.

Interest expenses were $
798
and $1,383 for the three months ended March 31, 2024 and 202
3
, respectively.

Note
10
. STOCKHOLDERS’ EQUITY

Preferred Stock

On July 8, 2021, the board of directors of the Company amended its stock designation and the Company is authorized to issue 5,000,000 shares of Series A Preferred Stock with par value $0.001. Each stock is entitled to 1,000 votes of common stock without dividend rights.

As of March 31, 2024, the Company has 1,500,000 shares of Series A Preferred Stock issued and outstanding.

Common Stock

On May 19, 2022, the Company issued 3,601,306 shares of restricted common stock to non-employees, the amount is recorded as deferred (unearned) compensation of $38,534, due to the service has not been started.

On May 19, 2022, the Company issued 115,000 shares of restricted common stock to non-employees as compensation in the amount of $1,231.

On
Se
ptember 7
, 2023, the Company issued 21,000,000 shares of freely tradable common stock to various non-employee Consultants inconsideration of the services to be rendered to the Company. The services have all been rendered as of September 30, 2023, and therefore do not need to be deferred. The Management have decided to not elect the definition of fair value as per ASC 718, Compensation - Stock Compensation as it believes it is not a fair representation of the value of the
Company's stocks. Therefore, the fair value of the stock is determined based on the fundamental value of the Company and is recorded as stock based compensation.
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

As of March 31, 2024, the Company has 604,781,560 shares of Common Stock issued and outstanding.

Warrants

On February 3, 2022, the Company granted the issuance of warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $2 per share with an expiration date of December 22, 2027 to a consultant or its designees as compensation. The warrants were fully vested upon issuance.

A summary of warrant activities as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Warrants outstanding at December 31, 2023	200,000	$2.00	3.98
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Warrants outstanding at March 31, 2024	200,000	$2.00	3.73
Warrants exercisable at March 31, 2024	200,000	$2.00	3.73

Note

. STOCK BASED COMPENSATION

Freely Tradable Common Stock

On
September 7
, 2023, the Company issued 21,000,000 shares common stock to various non-employee consultants as compensation for services rendered. As these services were fully provided by September 30, 2023, deferral of share based compensation is not necessary. In accordance with ASC 718, Compensation – Stock
Compensation, the fair value of the issued stock was determined using Level 3 Inputs.

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

Stock based compensation were $nil and $nil for the three months ended March 31, 2024 and 202
3
, respectively.

Note
1
2
. INCOME TAXES

The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States

EOS, Inc. is incorporated in the United States of America and is subject to United States federal taxation at tax rate of 21%. No provisions for income taxes have been made as the Company has no taxable income for the period. As of March 31, 2024, the Company had net operating loss carry forwards of $
1,668,312
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

People’s Republic of China (“PRC”)

Under the Enterprise Income Tax (“EIT”) Law of the PRC, the standard EIT rate is 25%. The PRC subsidiary of the Company is subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. No provision for income taxes have been made as Maosong had no taxable income as of and for the three months ended March 31, 2024.

Provision for income tax consists of the following:

Three months ended March 31,
	202 4	202 3
Current income tax (benefit)
U.S.	$-	$-
Taiwan	-	-
PRC	-	-
Sub total	-	-

Deferred income tax
Deferred tax assets for NOL carry-forwards	9,267	26,028
Valuation allowance	(9,267)	(26,028)
Other adjustments	-	-
Net changes in deferred income tax (benefit)	-	-
Total income tax provision	$-	$-

The net loss before income taxes and its provision for income taxes as follows:

`	Three months ended March 31,
	202 4	202 3
Net loss before income tax	(43,208)	(130,137)
Statutory tax rate	21%	20%
Income tax provision	(9,267)	(26,028)
Valuation allowance	9,267	26,028
Income tax expenses, net	-	-

Significant components of the Company’s deferred taxes assets as follows:

Deferred tax assets:	March 31, 202 4	December 31, 202 3
Net operating loss carry-forwards	9,267	129,243
Less: Valuation allowance	(9,267)	(129,243)
Deferred tax assets, net	-	-

Note 1
3
. COMMITMENTS AND CONTINGENCIES

Sales Collaboration Agreement

On June 1, 2020 ("the contract date"), the Company and Fortune King entered into a sales collaboration agreement (the “Sales Collaboration Agreement”), pursuant to which, Fortune King agreed to a fee of $1,500,000 to provide promotion and marketing services for the Company’s products for a period of six years from January
2020 to December 2025 (“Service Period”). Fortune King is obligated to perform such service regardless of whether the Company sells products to Fortune King during the designated period. Both parties agreed that the fee would be paid in 3,000,000 of the company's common stocks ("consideration stock"), and the contract day would be the grant date of the consideration stocks.

According to the Supplementary Agreement signed on August 12, 2020, Fortune King entrusted the Company to assist in the transfer of the 3,000,000 EOS’s stocks (“old shareholders stocks”) to 167 business promoters. The old shareholders stocks were from 11 independent shareholders.

The Company further signed the Agreement for Share Transfer and Repayment with the 11 shareholders individually. The Company recognized the marketing expenses quarterly with $62,500 per quarter till the end of the Service Period and agreed to repay them in cash or other methods agreed upon by both the Company and the old shareholders for the equivalent value at $0.5 per share. The repayments will be made upon demand from each Shareholder throughout the Service Period.

As such the Company recognized these marketing expenses quarterly and other current liabilities to the 11 shareholders. As of March 31, 2024 and December 31, 2023, the
other current liabilities were $
1,062,500
and $
1,000,000 respectively.

As of
March
31, 202
4
and December 31, 2023 the outstanding service commitment of Fortune King to the Company is $
437,500
and $500,000 respectively
.

Note 1
2
. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of March 31, 2024 have been incorporated into these consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the results of operations and financial condition of EOS Inc. and its subsidiary(“EOS” or the “Company”) as of March 31, 2024 for the three months ended March 31, 2024 and 202
3
should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to EOS. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

U.S. Dollars are denoted herein by “USD,” “$” and “dollars”.

Overview

EOS Inc. was incorporated on April 3, 2015 in the State of Nevada. The Company is a distributor of various consumer products, such as skin care products, dietary supplements, and water purifying machines.

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

Results of Operation

The following presents the consolidated result of the Company for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Net sales

Net sales were $54,124 for three months ended March 31, 2024, representing a decrease of $116,955 or 68%, as compared to $171,079 for the three months ended March 31, 2023. The decrease was primarily due to the consumer demand for the products falling and the company phased out some old products such as automobile carbon reduction machines.

Cost of sales

Cost of sales was $50,506
for the three months ended March 31, 2024, representing a decrease of $7,667 or 1
3
%, as compared to $
58,173
for the three months ended March 31, 2023.

Gross profit

Gross profit was $3,618 for the three months ended March 31, 2024, with a gross profit margin ratio of 7% compared to gross profit of $112,906 with a gross profit margin ratio of 66% for the same period in 2023. The reduction in gross profit mainly due to the Company a clean-up sale with low selling prices to certain old inventories.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $2
05
,6
44
for the three months ended March 31, 2024, representing a
de
crease of $
36
,
682
or
15
%, as compared to $242,326 for the three months ended March 31, 2023.
The decrease was mainly due to lesser lease expenses due to the termination of its car in November 2023.

Loss
from operations

Loss from operations was $202,026 for the three months ended March 31, 2024, compared to loss from operations of $129,420 for the three months ended March 31, 2023, representing an increase of $72,606 or 56%. Such increase was primarily due to the reduction in sales and  selling with a lower price for certain old inventories.

Other income
(expense)

There was other income of $158,818 for the three months ended March 31, 2024, a turnaround from other expense of $717 for the three months March 31, 2023. It was mainly due to that we recognized significant allowance for credit losses due to the economic impact of the COVID-19 pandemic. The allowance for credit losses as of December 31, 2022, was $475,340, reflecting our estimate of potential losses based on historical experience, current economic conditions, and an assessment of specific customer credit risk. In FY2023, with relaxation of COVID-19 restrictions, management undertook significant efforts to recover previously recognised credit losses, as a result, management recovered $148,452 of bad debts during 2023 and $129,364 in first quarter of 2024.

Net loss

As a result of the above factors, our net loss was $43,208
for the three months ended March 31, 2024, as compared to net loss of $130,137 for the three months ended March 31, 2023, representing a decrease in loss of $86
,92
9
or
67
%.

Liquidity and Capital Resources

Cash and cash equivalents were $64,506 on March 31, 2024 and $14,307 at December 31, 2023. Our total current assets were $330,644 on March 31, 2024, as compared to $487,319 on December 31, 2023. Our total current liabilities were
$1,373,599 on March 31, 2024, as compared to $1,494,230 at December 31, 2023.

We had a working capital deficit of $1,042,955
on March 31, 2024, compared to the working capital deficit of $1,006,911 on December 31, 2023. The
enlarge
in working capital deficit was primarily
due to a reduction in sales and a reduction in accounts receivable
.

Net cash
provided by operating activities was $121,102
during the three months ended March 31, 2024, as compared to
n
et cash
used in
operating activities
$
98
,
2
18 for the three months ended March 31, 2023.
The turnaround was mainly due to more accounts receivable were settled in cash the period.

N
o
investing activities
for
the three months ended March 31, 2024, as compared to
n
et cash used in investing activities
of $1,096
for the three months ended March 31, 2023.

Net cash
used in
financing activities was $
55
,0
87
during the three months ended March 31, 2024, as compared to
n
et cash
provided by
financing activities $
96
,
0
6
6
for the three months ended March 31, 2023. The
turnaround
was
mainly
due to
repayment to r
elated party payable.

As a result of the above factors, net increase of cash and cash equivalents were $
50
,19
9
 for the three months ended March 31, 2024, as compared to net de
crease
of $3,139 for the three months ended March 31, 2023.

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

Property and Equipment

Property and equipment are carried at cost net of accumulated depreciation. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally over five years. Depreciation expense was $2 and $
192
for the three months ended March 31, 2024 and 202
3
, respectively.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Impairment loss on property and equipment was $nil and $nil for the three months ended March 31, 2024 and 202
3
, respectively.

Revenue Recognition

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the three months ended March 31, 2024:
Nutrition supplement	$54,124
Total	$54,124

For the three months ended March 31, 2023:
Nutrition supplement	$164,628
Software	5,978
Others	473
Total	$171,079

Revenue by Geography

Revenue from external customers

The Company’s customers are mainly located in Taiwan and Hong Kong.

For the three months ended March 31, 2024:
Hong Kong	$52,216
Taiwan	1,908
Total	$54,124

For the three months ended March 31, 2023:
Hong Kong	$18 ,3 46
Taiwan	1 52 , 733
Total	$171,079

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $nil and $nil for three months ended March 31, 2024 and 202
3
, respectively.

Stock-Based Compensation

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

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $961 and $1,175 for three months ended March 31, 2024 and 202
3
, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

For the three months ended March 31, 2024 and 202
3
, warrants were excluded as dilutive shares as the Company incurred a net loss.

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

Concentration of Credit Risk

Cash and cash equivalents
: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”) NT$ 3 million. The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of March 31, 2024, the Company had approximately $nil in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

Customers
: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the three months ended March 31, 2024,
two
customer
s
accounted for more than 10% of the Company’s total revenues.

Customer	Net sales for the three months ended March 31, 2024	% of Total	Accounts receivable balance as of March 31, 2024	% of Total
A	$47,447	88%	$46,727	91%
B	1,908	4%	-	-
C	$4 , 76 9	9%	$4,697	9%

For the three months ended March 31, 2023, one customer accounted for more than 10% of the Company’s total revenues.

Customer	Net sales for the three months ended March 31, 2023	% of Total	Accounts receivable balance as of March 31, 2023	% of Total
A	$5,978	3%	$82,506	63%
B	$150,957	88%	10,330	8%

Suppliers
: The Company’s inventory is purchased from various suppliers.

For the three months ended March 31, 2024, one supplier accounted for more than 10% of the Company’s total net purchase:

Supplier	Net purchase for the three months ended March 31, 2024	% of Total	Accounts payable balance as of March 31, 2024	% of Total
A	$20,670	100%	$-	-

For the three months ended March 31, 2023, one supplier accounted for more than 10% of the Company’s total net purchase:

Supplier	Net purchase for the three months ended March 31, 2023	% of Total	Accounts payable balance as of March 31, 2023	% of Total
A	$126,999	100%	$38,946	100%

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2024, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions and (iv) the absence of any independent directors. Therefore, our internal controls over financial reporting were not effective as of March 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously disclosed.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive and Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, is formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOS Inc.

Date: May 20 , 202 4	By:	/s/ He-Siang Yang
He-Siang Yang
Principal Executive Officer, Principal Financial Officer, President and Chairman of the Board

