Form 10-K/A
period 2023-12-31
EOS INC.
filed 2024-05-30
CIK 1651958

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

May 30
, 202
4
, there were 604,781,560 shares of common stock, par value $0.001 issued and outstanding.

Documents Incorporated by Reference: None

Explanatory Note

On
April
16
, 202
4
, EOS Inc. (the “Company”) filed its Annual Report on Form 10-K (the “Original Form 10-K”) for the fiscal year ended December 31, 202
3
.  The purpose of this Amendment No. 1 (the “Amendment”) is to replace the page
s
in
respect below:

1.	to include Item 1.C Cybersecurity as required under Item 106 of Regulation S-K;

2.
to amend the title “Evaluation of Disclosure Controls and Procedures” to “Management’s Report on Internal Control over Financial Reporting”, and the dates of management assessed the effectiveness of our internal control over financial reporting to December 31, 2023;

3.	to amend the heading from “ Definition and Limitations of Disclosure Controls and Procedures “ to “Evaluation of Disclosure Controls and Procedures” and the date to December 31, 2023 in the paragraph;

4.	to amend the dates to the date of this report for both sets of certifications Exhibit 31 and Exhibit 32 under Part IV;

5.
to insert Note 5 ACCOUNTS RECEIVABLE as
required by ASC 326-20-50-10 and 50-11, and 50-13
. include
revised

disclosure regarding Accounts Receivable (AR) and the movements of provision for doubtful debts, which were clerical errors

from the original filing. This amendment does not reflect any changes to the financial statements, the movements of provision for doubtful debts have been included in the financial statements and properly accounted for in the original filing
;

6.	to provide break down of the revenue by countr ies as required by ASC 280-10-50-41(a) ;

7.	to provide additional disclosure under the paragraph “Enforceability of Civil Liabilities” under the Item 1A – Risk Factors for officers and/or directors are located in China or Hong Kong ; and

8.	to update Item 1. Business as required by Item 101(h) of Regulation S-K .

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
and 32.1/32.2
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
5
75,000,000 to
1,000
,000,000.

Business Overview

Nutritional supplements

We market and sell nutritional supplements mainly focus on ginsenoside supplements named “Bodywafer”, which are customized and manufactured exclusively for EOS Inc. We market, promote and sell ginsenoside supplements manufactured by Wellhead Biological Technology Corp. (“Wellhead”), a company headquartered in Taiwan that specializes in the research, development and manufacture of ginsenosides. Ginsenosides are the active ingredients in ginseng. Wellhead has patented enzymatic technology to produce and extract pure and rare ginsenosides, which are highly valued in Chinese medicine and therapeutic areas. Ginsenosides are used to improve health and stamina.

We source our products from Wellhead and sell them directly to our channel partners, whose primary channels are in various parts of Asia, including Taiwan, Malaysia, Hong Kong, Singapore and the People's Republic of China (“PRC”). We also provide comprehensive sales training to our channel partners through on-site seminars and online webinars to effectively market our products.

Sales and Marketing

Wholesale sales to ginsenoside supplements

Our principal supplier is Wellhead Biological Technology Corp. (“Wellhead”), which is headquartered in Taiwan and specializes in the research and development and production of ginsenosides. (“Wellhead”), which is headquartered in Taiwan and specializes in the research and development and production of ginsenosides. They have a patented enzymatic technology for the production and extraction of pure and rare ginseng saponins and hold a number of international patents.

Our principal distributors are Fortune King (HK) Trading Limited and Nine Trillion Science and Technology media Co. Pursuant to a distributor supply agreement, we sell the majority of our products to Fortune King, a company organized under the laws of Hong Kong, which distributes the products it purchases from us to representative offices and retail stores located primarily in Mainland China and Hong Kong, and Nine Trillion, which operates the Taiwan market and distributes the products through both brick-and-mortar stores and online stores. In addition, Nine Trillion operates the Taiwan market and distributes products through physical stores and online stores. In addition, we also sell our products to small retailers and individuals in Southeast Asia.

the major countries where these products are currently available in the market and their future prospects

Our major markets are in different parts of Asia such as Taiwan, Malaysia, Hong Kong, Singapore and the People's Republic of China (“PRC”). Products using ginseng as an ingredient are familiar and readily accepted in the Chinese market and the Southeast Asian market. We promote and sell ginsenoside supplements with patented enzymatic technology to produce and extract pure and rare ginsenosides, which are highly valuable in the field of traditional Chinese medicine and therapeutics.

In terms of the global market, according to the Markets and Markets platform, the global nutritional food market reached US$136.2 billion in 2020 and is expected to reach US$204.7 billion by 2026, with a CAGR of 7% over the forecast period. In the aftermath of the epidemic, rising consumer health awareness, growing geriatric population and prevalence of healthy diets are increasingly driving the nutritional food market.

Difficulty in entering the market

We do not own or operate the manufacturing facilities that produce the products we sell, and we lack the ability to control our production costs, but we have no intention of doing so. We are currently dependent on, and expect to be supplied with, our products by new third-party manufacturers and/or suppliers for the foreseeable future. Reliance on third-party manufacturers and suppliers presents risks that we would not face if we manufactured our products ourselves, including:

•	Reliance on third parties for manufacturing processes, development, regulatory compliance in the sales territory and quality assurance.
•	Supply availability is limited due to capacity and scheduling constraints of such third parties.
•	Third parties may violate manufacturing or supply agreements due to factors beyond our control.
•	A third party may terminate or not renew a manufacturing or supply agreement, which would be costly or inconvenient for us.

If we do not maintain our key manufacturing and/or supplier relationships, we may not be able to immediately find alternative manufacturers or suppliers, and we do not intend to develop our own manufacturing capabilities. If we do find alternative manufacturers or suppliers, we may not be able to reach agreements with them on the terms and conditions that are most favorable to us, and there may be significant delays in the pace of market development until we find alternative sources or other products to sell our products.

Competition

We are a small distribution company compared to our competitors. Many of our current and potential competitors have greater financial, technical and human resources and are more experienced in product marketing, discovery and development than we are, which could place us at a significant competitive disadvantage or deprive us of marketing franchises.

There are several possibilities that could create potential competitors, including:

•	The supplier establishes its own sales channels based on its own technological holdings or manufacturing strengths.
•
Distributors in the sales area may be able to rely on their experience and strengths in the local channel to find similar goods for other brand packaging and transfer customer resources after the termination of the contract.

•	Other local businesses with lower quality and price or similar products.
•	Companies that sell a wide range of nutritional food products, or have their own technological or manufacturing strengths, financial strength and scale.

the layout of the main sales staff and distributors

We have the skills and knowledge to plan and execute relevant training for our sales staff, and have regularly designed training courses, including: product expertise, sales skills, and customer service and computer courses, for sales staff in different countries, will be performance competitions, training courses, incentives, seminars as the theme, according to the size of the meeting, in local and overseas gatherings, the company also has specialized staff to the company also has specialized personnel to inspect and supervise the distributors in each region and provide feedback to the headquarters on the demand and actual situation.

In order to address competitive risks and weaknesses, we are creating a more advantageous marketing plan, planning to establish soft brand management, incorporating more types of cooperative suppliers, and strengthening the training and promotion of existing distributors and distribution bases. Starting from the second quarter of 2024, we will focus on the first-tier cities in the central and southern regions of China, increasing the preferential conditions for distributors, recruiting partners, and at the same time, launching the online shopping malls in the region. At the same time, we will develop a network of online shopping centers, with Singapore and Malaysia, where the proportion of Chinese is the highest, as the main development areas, in order to create more diversified choices for distributors in the Southeast Asian region.

EMPLOYEES

As of March 27, 2024, we employ 9 full-time and no part-time employees. In addition to our employees, we engage key consultants and utilize the services of independent contractors to perform various services on our behalf. Some of our executive officers and directors are engaged in outside business activities that we do not believe conflict with our business. Over time, we may be required to hire additional employees or engage independent contractors to execute various projects that are necessary to grow and develop our business. These decisions will be made by our officers and directors, if and when appropriate.

CORPORATE INFORMATION

Our principal executive office is presently
located at
2F., No. 157, Sec. 2, Nanjing E. Rd. Zhongshan District Taipei City 104075 Taiwan (Republic of China).
O
ur telephone number is +8862-2586-8300. Our website is eosinc999.us. Our website’s information is not, and will not be deemed, a part of this Annual Report or incorporated into any other filings we make with the SEC.

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

I
tem 1A. Risk Factors.

ENFORCEABILITY OF CIVIL LIABILITIES

Our CFO, Mr. Zongjiang He is located in China, and our Director Lai Chen Kwok is located in Hong Kong. The recognition and enforcement of foreign judgments are subject to compliance with the PRC Civil Procedures Law and relevant civil procedure requirements in PRC. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other form of reciprocity with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, courts in China will not enforce a foreign judgment against the Company or its directors and officers if they decide that the judgment violates the basic principles of PRC law or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

I
tem 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

The cybersecurity risk management program, processes and strategy described in this section are limited to the personal and business information belonging to or maintained by the Company (collectively, “Confidential Information”), our own third-party critical systems and services supporting or used by the Company (collectively, “Critical Systems”), and service providers. We expect to develop and implement a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our Confidential Information and Critical Systems. Our cybersecurity risk management program will be integrated into our overall enterprise risk management program and is expected to include a cybersecurity incident response plan.

Our cybersecurity risk management program is expected to include:

•	risk assessments designed to help identify material cybersecurity risks to our Confidential Information, Critical Systems and the broader enterprise IT environment;
•	a security team principally responsible for managing (i) our cybersecurity risk assessment processes, (ii)our security controls, and (iii) our response to cybersecurity incidents;
•	cybersecurity awareness and spear-phishing resistance training of our employees, and senior management;
•	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•	a vendor management policy for service providers.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, could have a material adverse effect on us including an adverse effect on our business, financial condition and results of operations.

Cybersecurity Governance

Our executive management team, along with our managed information technology service provider, is responsible for assessing and managing risks from cybersecurity threats to the Company, including our Confidential Information and Critical Systems.

Our Board considers cybersecurity risk as part of its risk oversight function and oversight of cybersecurity and other information technology risks. Our Board oversees management’s implementation of our planned cybersecurity risk management program. Our executive management team is responsible for updating the Board, as necessary, regarding significant cybersecurity incidents. Our Board shall also receive periodic reports from management on our cybersecurity risks and cybersecurity risk management program.

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

Other income (expense)

Other income was $140,673 for the year ended December 31, 2023, a turnaround from other expense of $641 for the year ended December 31, 2022. The turnaround was mainly attributable certain provision for doubtful debts were reversed during the year of 2023 and recorded as other income.

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
164,714
for the year ended December 31, 2022.
The widening in net cash used in operating activities in the amount of $152,603 was primary attributable to no significant impairments in assets be recorded, provision for doubtful debts were reversed offset to increase in accrued expenses for year ended December 31, 2023.

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

EOS, INC. AND SUBSIDIARIES
C
onsolidated Statements of Cash Flows
For the Years Ended December 31, 2023 and 2022

	Year ended December 31, 202 3	Year ended December 31, 202 2
Cash flows from operating activities
Net loss	(631,936)	(1,912,159)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful debts	-	272,843
Reversal of provision for doubtful debts	(148,452)	-
Depreciation	833	3,257
Amortization of right-of-use asset	32,042	26,296
Impairments of assets	27	1,060,300
Inventories written off	4,392	-
Stock b a sed compensation	41,019	1,231
Changes in assets and liabilities
Decrease in accounts receivable	86,463	88,021
I ncrease in inventory	(37,754)	(20,006)
Decrease in a dvance to suppliers	5,415	89,547
Decrease (increase) in security deposits and other assets	18,140	(2,721)
Increase in accounts payable	9,761	-
Increase in accrued expenses	343,189	243,517
Increase (decrease) in advances from customers	(4,083)	13,261
D ecrease in income tax payable	(3,756)	(1,805)
D ecrease in operating lease liabilities	(32,617)	(26,296)
Net cash used in operating activities	(317,317)	(164,714)

Cash flows from investing activit y
Purchase of equipment s	(1,834)	(19,193)
Net cash used in investing activit y	(1,834)	(19,193)

Cash flows from financing activities
Repayment to related party	(70,311)	-
Proceeds from related party	498,180	254,835
Repayment to borrowings	(66,134)	(74,689)
Net cash provided by financing activities	361,735	180,146

Effect of foreign currency translation on cash and cash equivalents	(46,446)	(2,211)
Net decrease of cash and cash equivalents	(3,862)	(5,972)

Cash and cash equivalent s
Beg inning	18,169	24,141
Ending	$14,307	$18,169

Supplemental Disclosure of Cash Flows
Cash paid du ri ng the periods for:
Interest	$4,660	$-
Income taxes	$-	$-

Non-cash financing and investing activities:
Related party debt converted to Common stock	$345,000	$-
Related party debt converted to C ommo n stock	$55,000	$-
C ompensation expense relating to issuance of restricted common stock	$41,019	$-
Deferred compensation expense relating to issuance of restricted common stock	$-	$38,534
Deferred compensation expense relating to issuance of warrant	$-	$2,140

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the year ended December 31, 2023:
Water purifier machine	$1,445
Automobile carbon reduction machine	-
Nutrition supplement	288,468
Software	5,834
Other materials	1,105
Total	$296,852

For the year ended December 31, 2022:
Water purifier machine	$11,664
Automobile carbon reduction machine	21,283
Nutrition supplement	581,307
Software	35,958
Other materials	2,335
Total	$652,547

Revenue by Geography

Revenue from external customers

For the year ended December 31, 2023:
Taiwan	$291,018
Hong Kong	5,834
Total	$296,852

For the year ended December 31, 2022:
Taiwan	$452,837
Hong Kong	184,845
Singapore	14,865
T otal	$652,547

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

Note 5. ACCOUNTS RECEIVABLE

	December 31, 202 3	December 31, 202 2
Accounts Receivable	$1,018,005	$1,104,468
Less: Provision for doubtful debts	(793,415)	(944,215)
	$224,590	$160,253

The credit terms granted by the Company to its customers 90 days from the date of billing.

The movement on the provision for doubtful debts of accounts receivable as follow
：

Provision for doubtful debts
Balance at December 31, 202 1	$717,786
Provision for the year	272,843
Adjusting e xchange differences	(46,414)
Balance at December 31, 202 2	$944,215
Reversal of provision for doubtful debts recognised as other income	(148,452)
Adjusting e xchange differences	(2,348)
Balance at December 31, 20 2 3	$793,415

We recognized significant provision for doubtful debts due to the economic impact of the COVID-19 pandemic. The provision for doubtful debts as of December 31, 2022, was
 $944,215, reflecting our estimate of potential losses based on historical experience, current economic conditions, and an assessment of specific customer credit risk. In the financial year 2023 and the first quarter of 2024, with the relaxation of COVID-19 restrictions, management undertook significant efforts to recover previously recognised credit losses, as a result, the management recovered $216,642 of provision for doubtful debts subsequently to the year ended December 31, 2023 to the date of this report. additionally, the management collected $162,559 of the net accounts receivable subsequent to the year ended December 31, 2023 to the date of this report.

Note
6
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
7
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
8
. OTHER PAYABLE AND ACCRUED EXPENSES

The supplemental balance sheet information related to Other Payable
a
nd Accrued Expenses
f
or the
years are
as follows:

	December 31, 2023	December 31, 2022
Accrued s elling, general and administrative expenses	$166,541	$73,352
Payable to a third party from debt conversation	142,562	-
	$309,103	$73,352

Note
9
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
10
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
1
1
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
2
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
3
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

No
ne.

I
tem 9A. Controls and Procedures
.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 202
3
, the end of the year covered by this annual report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who is the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and our very limited staff, our disclosure controls were not effective as of December 31,
2023
, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure. This Annual Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of
May 30
, 20
24
. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions and (iv) the absence of any independent directors. Therefore, our internal controls over financial reporting were not effective as of December 31, 2023
.

Management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. The lack of any separation of duties, with the same person, who is our only employee who serves as both chief executive officer and chief financial officer, and who does not have an accounting background and serves on a part-time basis, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

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

EOS Inc.

Dated: May 30, 2024	By:	/s/ He-Siang Yang
He-Siang Yang
Chief Executive Officer, Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

EOS Inc.

Signature	Title	Date

/s/ He-Siang Yang	Principal Executive Officer, Principal Financial Officer, Chairman of the Board	May 30, 2024
He-Siang Yang

/s/ Yu Cheng Yang	Director	May 30, 2024
Yu Cheng Yang

/s/ Lai Chen Kwok	Director	May 30, 2024
Lai Chen Kwok

