Form 10-Q/A
period 2024-03-31
EOS INC.
filed 2024-05-30
CIK 1651958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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
3
0
,
202
4
, the number of shares of registrant’s common stock outstanding is 604,781,560.

Explanatory Note

On May 21, 2024, EOS Inc. (the “Company”) filed its Quarterly
Report on Form 10-Q (the “Original Form 10-Q”) for the period ended March 31, 202
4.
The purpose of this Amendment No. 1 (the “Amendment”) is to include revised disclosure regarding Accounts Receivable (AR) and the movements of provision for doubtful debts, which were clerical errors
in
the original filing. This amendment does not reflect any changes to the financial statements, the movements of provision for doubtful debts have been included in the financial statements and properly accounted for in the original filing.

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
and 32.1/32.2
.

No other items of the Original Form 10-
Q
are being amended and this Amendment does not reflect any events occurring after the filing of the Original Form 10-
Q
.

EOS, Inc.

3

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
For the Three Months Ended March 31, 2024 and 202
3
(In U.S. Dollars, except share data or otherwise stated)
Unaudited

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	202 4	202 3
Cash flows from operating activities
Net loss	$(43,208)	$(130,137)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	241	192
Reversal of p rovision for doubtful debts	(129,364)	-
Amortization of right-of-use asset	682	8,818
Changes in assets and liabilities
Decrease in accounts receivable	313,883	30,717
Decrease (increase) in inventory	29,836	(69,155)
Decrease (increase) in advance to suppliers	(2,919)	3,835
Decrease in security deposits and other assets	5,983	3,356
Increase (decrease) in accounts payable	(9,761)	39,062
Increase (decrease) in accrued expenses	(39,963)	33,486
Decrease in advances from customers	(2,001)	(12,986)
Increase (decrease) in income tax payable	(1,508)	3,412
Decrease in operating lease liabilities	(799)	(8,818)
Net cash provided by (used in) operating acti viti es	$121,102	$(98,218)
Cash flows from investing activit y
Purchase of equipment	$-	$(1,096)
Net cash u s ed in investing activit y	$-	$(1,096)
Cash flows from financing activities
Proceeds from related party	$145,440	114,367
Repayment to related party	(183,004)	-
Repayment to borrowings	(17,523)	(18,301)
Net cash (used in) provided by financing activities	$(55,087)	$96,066
Effect of foreign currency translation on cash and cash equivalents	(15,816)	109
Net increase (decrease) of cash and cash equivalents	50,199	(3,139)
Cash and cash equivalents
Beginning	14,307	18,170
Ending	$64,506	$15,031

Supplemental Disclosure of Cash Flows
Cash paid during the periods for:
Interest	$832	$1,383
Income taxes	$-	$-

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the three months ended March 31, 2024:
Nutrition supplement	$54,124
Total	$54,124

For the three months ended March 31, 2023:
Nutrition supplement	$164,628
Software	5,978
Other	473
Total	$171,079

Revenue by Geography

Revenue from external customers

For the three months ended March 31, 2024:
Taiwan	$1,908
Hong Kong	52,216
Total	$54,124

For the three months ended March 31, 2023:
Taiwan	$152,733
Hong Kong	18,346
Total	$171,079

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

Note 5. ACCOUNTS RECEIVABLE

	March 31, 2024	December 31, 2023
Accounts Receivable	$704,122	$1,018,005
Less: Provision for doubtful debts	(652,698)	(793,415)
	$51,424	$224,590

The credit terms granted by the Company to its customers 90 days from the date of billing.

The movement on the Provision
for doubtful debts
as follow
：

Provision for doubtful debts
Balance at December 31, 2022	$944,215
Reversal of provision for doubtful debts recognised as other income	(148,452)
Adjusting e xchange differences	(2,348)
Balance at December 31, 202 3	$793,415
Reversal of provision for doubtful debts recognised as other income	(129,364)
Adjusting e xchange differences	(11,353)
Balance at March 31, 20 2 4	$652,698

We recognized significant
provision for doubtful debts
due to the economic impact of the COVID-19 pandemic. The
provision for doubtful debts
as of December 31, 2022, was $944,215, reflecting our estimate of potential losses based on historical experience, current economic conditions, and an assessment of specific customer credit risk. In the financial year 2023 and the first quarter of 2024, with the relaxation of COVID-19 restrictions, management undertook significant efforts to recover previously recognised credit losses, as a result, management recovered $129,364 of provision for doubtful debts subsequently to the period ended March 31, 2024 to the date of this report. additionally, management collected $41,423 of the net accounts receivable subsequent to the period ended March 31, 2024 to the date of this report.

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

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $205,644 for the three months ended March 31, 2024, representing a decrease of $36,682 or 15%, as compared to $242,326 for the three months ended March 31, 2023. The decrease was mainly due to lesser lease expenses due to the termination of its car in November 2023.

Loss
from operations

Loss from operations was $202,026 for the three months ended March 31, 2024, compared to loss from operations of $129,420 for the three months ended March 31, 2023, representing an increase of $72,606 or 56%. Such increase was primarily due to the reduction in sales and  selling with a lower price for certain old inventories.

Other income
(expense)

There was other income of $158,818 for the three months ended March 31, 2024, a turnaround from other expense of $717 for the three months March 31, 2023. It was mainly due to that we recognized significant provision for doubtful debt
due to the economic impact of the COVID-19 pandemic.

Net loss

As a result of the above factors, our net loss was $43,208 for the three months ended March 31, 2024, as compared to net loss of $130,137 for the three months ended March 31, 2023, representing a decrease in loss of $86,929 or 67%.

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

EOS Inc.

Date: May 30 , 202 4	By:	/s/ He-Siang Yang
He-Siang Yang
Principal Executive Officer, Principal Financial Officer, President and Chairman of the Board

