Form 10-K/A
period 2023-12-31
EOS INC.
filed 2024-08-06
CIK 1651958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No.
2

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

August
6
,
202
4
, there were 604,781,560 shares of common stock, par value $0.001 issued and outstanding.

Documents Incorporated by Reference: None

Explanatory Note

On April 16, 2024
and May 30, 2024
, EOS Inc. (the “Company”) filed its Annual Report on Form 10-K in
the “Original Form 10-K”
and in A
mendment No.
1 respectively
for the fiscal year ended December 31, 2023. The purpose of this Amendment No.
2
(the “Amendment”) is to replace the pages in respect below:

1.	to include in Item 1. A for “ RISKS RELATED TO DOING BUSINESS IN HONG KONG ” as prescribed by the SEC ;

2.	to include the disclosure of information on the Principal Financial Officer Mr. Zongjiang H e in Part III and adding his certification pages of EXHIBIT 31.2 and EXHIBIT 32.2; and

3.	to amend the principal address of “2F., No. 157, Sec. 2, Nanjing E. Rd., Zhongshan Dist., Taipei City 104075” throughout other sections of the Report.

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

RISKS RELATED TO DOING BUSINESS IN HONG KONG

It may be difficult for overseas shareholders and/or regulators to conduct investigations or collect evidence within the territory of China, including Hong Kong.

Our principal business operations are conducted in Hong Kong. Shareholder claims or regulatory investigations that are common in the United States generally are difficult to pursue as a practical matter in China. In China, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigation initiated outside China. Although the authorities in China may establish a regulatory cooperation agreements, such cooperation with the securities regulatory authorities in the Unities States are likely to be inefficient in the absence of mutual and practical cooperation mechanism. In the event that U.S. regulators carry out an investigation regarding the Company, or collect evidence within, the territory of the PRC, the U.S. regulators may not be able to carry out such investigation or evidence collection directly in the PRC under the PRC laws. Additionally, while the Securities and Futures Commission of Hong Kong (“SFC”) is a signatory to the International Organization of Securities Commissions Multilateral Memorandum of Understanding (“MMOU”), which provides for mutual investigatory and other assistance and exchange of information between securities regulators around the world, including the SEC. This is also reflected in section 186 of the Securities and Futures Ordinance (“SFO”) which empowers the SFC to exercise its investigatory powers to obtain information and documents requested by non-Hong Kong regulators, and section 378 of the SFO which allows the SFC to share confidential information and documents in its possession with such regulators. However, there is no assurance that such cooperation will materialize, or if it does, whether it will adequately address any efforts to investigate or collect evidence to the extent that may be sought by U.S. regulators.

You may incur additional costs and procedural obstacles in effecting service of legal process, enforcing foreign judgments or bringing actions in Hong Kong against us or our management named in this prospectus based on Hong Kong laws.

Currently, all of our operations are conducted outside the United States, and all of our assets are located outside the United States. All of our directors and officers are Chinese or Hong Kong nationals or residents and a substantial portion of their assets are located in China, Hong Kong or otherwise outside of the United States. Foreign judgments of United States courts will not be directly enforced in Hong Kong, as there are currently no treaties or other arrangements providing for reciprocal enforcement of foreign judgments between Hong Kong and the United States. You may incur additional costs and procedural obstacles in effecting service of legal process, enforcing foreign judgments or bringing actions in Hong Kong against us or our management named in the prospectus, as judgments entered in the United States can be enforced in Hong Kong only at common law. If you want to enforce a judgment of the United States in Hong Kong, it must be a final judgment conclusive upon the merits of the claim, for a liquidated amount in a civil matter and not in respect of taxes, fines, penalties, or similar charges, the proceedings in which the judgment was obtained were not contrary to natural justice, and the enforcement of the judgment is not contrary to public policy of Hong Kong. Such a judgment must be for a fixed sum and must also come from a “competent” court as determined by the private international law rules applied by the Hong Kong courts.

The enforcement of laws and rules and regulations in China can change quickly with little advance notice. Additionally, the PRC laws and regulations and the enforcement of such that apply or are to be applied to Hong Kong can change quickly with little or no advance notice. As a result, the Hong Kong legal system embodies uncertainties which could limit the availability of legal protections, which could result in a material change in our operations and/or the value of the securities we are registering for sale.

As one of the conditions for the handover of the sovereignty of Hong Kong to China, China accepted conditions such as Hong Kong’s Basic Law. The Basic Law ensured Hong Kong will retain its own currency (the Hong Kong Dollar), legal system, parliamentary system and people’s rights and freedom for fifty years from 1997. This agreement has given Hong Kong the freedom to function with a high degree of autonomy. The Special Administrative Region of Hong Kong is responsible for its own domestic affairs including, but not limited to, the judiciary and courts of last resort, immigration and customs, public finance, currencies and extradition. Hong Kong continues using the English common law system. However, if the PRC attempts to alter its agreement to allow Hong Kong to function autonomously, this could potentially impact Hong Kong’s common law legal system and may in turn bring about uncertainty in, for example, the enforcement of the contractual rights of our Operating Subsidiaries. This could, in turn, materially and adversely affect business and operations of our Operating Subsidiaries. Additionally, intellectual property rights and confidentiality protections in Hong Kong may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the Hong Kong legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us, including the ability to enforce agreements with the customers.

The Hong Kong legal system embodies uncertainties which could limit the availability of legal protections.

Hong Kong continues using the English common law system. However, if the PRC attempts to alter its agreement to allow Hong Kong to function autonomously, this could potentially impact Hong Kong’s common law legal system and may in turn bring about uncertainty in, for example, the enforcement of our contractual rights. This could, in turn, materially and adversely affect the business and operations of our company. Additionally, intellectual property rights and confidentiality protections in Hong Kong may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the Hong Kong legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to our Operating Subsidiaries, including their ability to enforce agreements with our customers.

There are some political risks associated with conducting business in Hong Kong.

Our operations are principally based in Hong Kong. Accordingly, the business operations and financial conditions will be affected by the political and legal developments in Hong Kong. During the period covered by the financial information incorporated by reference into and included in this filing, we derive nearly all of our revenue from operations in Hong Kong. Any adverse economic, social and/or political conditions, material social unrest, strike, riot, civil disturbance or disobedience, as well as significant natural disasters, may affect the market and may adversely affect our business operations. Hong Kong is a special administrative region of the PRC and the basic policies of the PRC regarding Hong Kong are reflected in the Basic Law, namely, Hong Kong’s constitutional document, which provides Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems”. However, there is no assurance that there will not be any changes in the economic, political and legal environment in Hong Kong in the future. Since all of our operations are based in Hong Kong, any change of such political arrangements may pose an immediate threat to the stability of the economy in Hong Kong, thereby directly and adversely affecting our results of operations and financial positions.

Our revenue is susceptible to any incidents or factors which affect the stability of the social, economic and political conditions in Hong Kong. Any drastic events may adversely affect our business operations. Such adverse events may include changes in economic conditions and regulatory environment, social and/or political conditions, civil disturbance or disobedience, as well as significant natural disasters. Given the relatively small geographical size of Hong Kong, any such incidents may have a widespread effect on our business operations, which could in turn adversely and materially affect our business, our results of operations and financial condition.

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

Provision for income tax consists of the following:

	Years Ended December 31,
	202 3	202 2
Current income tax (benefit)
U.S.	$-	$-
Taiwan	-	(10,093)
PRC	-	-
Sub total	-	(10,093)

Deferred income tax
Deferred tax assets for NOL carry-forwards	129,243	284,605
Valuation allowance	(129,243)	(284,605)
Other adjustments	-	(10,093)
Net changes in deferred income tax (benefit)	-	-
Total income tax provision	$-	$(10,093)

The Company has an income tax benefit of $10,093 for the years ended December 31, 2022 which was an adjustment of over estimated tax expense from prior year.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the years ended December 31, 202
3
and 202
2
are as follows:
`	Years Ended December 31,
	202 3	202 2
Net loss before income tax	(631,936)	(1,922,252)
Statutory tax rate	20%	15%
Income tax provision	(129,243)	(284,605)
Valuation allowance	129,243	284,605
Other adjustments	-	(10,093)
Income tax expenses, net	-	(10,093)

Significant components of the Company’s deferred taxes assets as follows:

	Years Ended December 31,
Deferred tax assets:	202 3	202 2
Net operating loss carry-forwards	129,243	284,605
Less: Valuation allowance	(129,243)	(284,605)
Deferred tax assets, net	-	-

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of
August 6
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

Director and Executive Officer of the Company

The following table sets forth certain information regarding our current executive officers and directors as of March 31, 2024:

Name	Age	Position
He-Siang Yang	7 2	Chief Executive Officer (CEO), Chief Financial Officer, President, Secretary, Treasurer and Chairman of the Board
Yu-Cheng Yang	4 4	Director and General Manager
Lai-Chen Kwok	80	Director
Zongjiang He	44	Acting CFO and Treasurer

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

Zongjiang He, Acting CFO and
Treasurer

On August 1, 2023, Mr. He was appointed the acting CFO and
Treasurer
of the Company. Mr. He holds a Bachelor’s degree in electrical engineering from the Naval University of Engineering in Wuhan, Hubei, China. Mr. He has led certain entrepreneurship located in Shenzhen and Beijing, with a focus on power and energy trading. Since 2014, Mr. He has served as CEO and founder of Shenzhen Haisi En Technology Co., leading the development of the largest company in the ultraviolet LED industry with 100+ patents and partnering with semiconductor companies in Europe and the US. Mr. He has been serving as the CEO of Sante Technology Holdings Inc. (OTC: SNTE) for 4 years, starting in 2020.

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

EOS Inc.

Dated: August 6 , 2024	By:	/s/ He-Siang Yang, Zongjiang He
He-Siang Yang, Zongjiang He
Chief Executive Officer, Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

EOS Inc.

Signature	Title	Date

/s/ He-Siang Yang	Principal Executive Officer, Chairman of the Board	August 6 , 2024
He-Siang Yang

/s/ Zongjiang He	Principal Financial Officer	August 6 , 2024
Zongjiang He

/s/ Yu Cheng Yang	Director	August 6 , 2024
Yu Cheng Yang

/s/ Lai Chen Kwok	Director	August 6 , 2024
Lai Chen Kwok

