Form 10-Q
period 2024-06-30
EOS INC.
filed 2024-08-19
CIK 1651958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:
June 30
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
August 19, 2024
, the number of shares of registrant’s common stock outstanding is 604,781,560.

EOS, Inc.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim condensed consolidated financial statements of EOS Inc. are included in this Quarterly Report on Form 10-Q:

EOS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

As of June 30, 2024 and December 31, 2023

(In U.S. Dollars, except share data or otherwise stated)
Unaudited

	June 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$10,703	$14,307
Accounts receivable	66,590	224,590
Inventory, net	30,735	79,482
Advances to suppliers	171,243	161,179
Security deposits	8,395	3,802
Prepaid expenses and other current assets	3,162	3,959
Total Current Assets	$290,828	$487,319
Non-Current Assets
Property and equipment, net	$5,173	$5,660
Operating lease right of use asset	71,456	4,192
Total Non-Current Assets	$76,629	$9,852
Total Assets	$367,457	$497,171
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$-	$9,761
Other payable and accrued expenses	223,308	309,103
Due to shareholders	46,612	74,065
Income taxes payable	42,838	45,318
Other current liabilities	1,125,000	1,000,000
Operating lease liabilities - current	15,833	2,818
Current portion of long-term loan payables	49,887	53,165
Total Current Liabilities	$1,503,478	$1,494,230
Non-Current Liabilities
Long-term loan payables	$36,946	$65,210
Operating lease liabilities - non-current	55,623	1,374
Total Non-Current Liabilities	$92,569	$66,584
Total Liabilities	$1,596,047	$1,560,814
Commitments and Contingencies
Shareholders’ Deficit
Preferred stock ($0.001 par value, 5,000,000 shares authorized, 1,500,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	$1,500	$1,500
Common stock ($0.001 par value; 1,000,000,000 shares authorized, 604,781,560 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	604,781	604,781
Additional paid in capital	175,268	175,268
Deferred stock compensation	(40,674)	(40,674)
Accumulated loss	(1,996,777)	(1,802,695)
Accumulated other comprehensive income (loss)	27,312	(1,823)
Total Shareholders’ Deficit	$(1,228,590)	$(1,063,643)
Total Liabilities and Shareholders’ Deficit	$367,457	$497,171

EOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive
Loss for the Three and Six Months Ended June 30, 2024 and 2023

(In U.S. Dollars, except share data or otherwise stated)

Unaudited

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	202 4	202 3	202 4	202 3
Net sales	$19,703	$82,426	$73,827	$253,505
Cost of sales	(14,899)	(28,530)	(65,405)	(86,703)
Gross profit	4,804	53,896	8,422	166,802
Selling, general and administrative expenses	(212,877)	(218,537)	(418,521)	(460,863)
Loss from operations	(208,073)	(164,641)	(410,099)	(294,061)
Other income (expense)
Interest expense	(1,092)	(1,226)	(1,924)	(2,609)
Other income	58,291	759	217,941	1,425
Total other income (expense)	57,199	(467)	216,017	(1,184)
Loss before income tax expense	(150,874)	(165,108)	(194,082)	(295,245
Income tax expenses	-	-	-	-
Net Loss	$(150,874)	$(165,108)	$(194,082)	$(295,245)

Other Comprehensive Income (Loss):
Net loss attributable to non-controlling interests	$-	(2,882)	-	(4,782)
Net loss attributable to EOS and subsidiaries	(150,874)	(162,226)	(194,082)	(290,463)
Foreign currency translation adjustment, net of tax	8,542	8,532	29,135	7,738
Comprehensive loss	$(142,332)	$(156,576)	$(164,947)	$(287,507)

Net loss per share:
Basic and diluted	$(0.000)	$(0.001)	$(0.000)	$(0.002)
Weighted average number of common shares:
Basic and diluted	604,781,560	183,781,560	428,008,957	183,781,560

EOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

For the Six
M
onths
E
nded June 30, 2024 and 2023

(In U.S. Dollars, except share data or otherwise stated)

Unaudited

								Accumulated	Equity
	Common Stock		Preferred Stock		Deferred	Additional		other	attributable	Non-	Total
	Number of		Number of		Stock	Paid-in	Accumulated	Comprehensive	to	Controlling	Shareholder’
	Shares	Amount	Shares	Amount	Compensation	Capital	los s	Income (Loss)	EOS, Inc.	interest	Deficit
Balance at December 31, 2022	183,781,560	$183,781	1,500,000	$1,500	$(40,674)	$67,249	$(1,165,665)	$42,964	$(910,845)	$(5,447)	$(916,292)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(727)	(727)	(67)	(794)
Net loss	-	-	-	-	-	-	(128,237)		(128,237)	(1,900)	(130,137)
Balance a t Marc h 31, 2023	183,781,560	$183,781	1,500,000	$1,500	$(40,674)	$67,249	$(1,293,902)	$42,237	$(1,039,809)	$(7,414)	$(1,047,223)
Foreign currency translation adjustment	-	-	-	-	-	-	-	8,112	8,112	420	8,532
Net loss		-	-	-	-	-	(162,226)	-	(162,226)	(2,882)	(165,108)
Balance at June 30, 2023	183,781,560	$183,781	1,500,000	$1,500	$(40,674)	$67,249	$(1,456,128)	$50,349	$(1,193,923)	$(9,876)	$(1,203,799)
Balance at December 31, 202 3	604,781,560	604,781	1,500,000	1,500	(40,674)	175,268	(1,802,695)	(1,823)	(1,063,643)	-	(1,063,643)
Foreign currency translation adjustment	-	-	-	-	-	-	-	20,593	20,593	-	20,593
Net loss	-	-	-	-	-	-	(43,208)		(43,208)	-	(43,208)
Balance at March 31, 202 4	604,781,560	$604,781	1,500,000	$1,500	$(40,674)	$175,268	$(1,845,903)	$18,770	$(1,086,258)	$-	$(1,086,258)
Foreign currency translation adjustment	-	-	-	-	-	-	-	8, 542	8, 542	-	8, 542
Net loss	-	-	-	-	-	-	(150,874)	-	(150,874)	-	(150,874)
Balance at June 30, 202 4	604,781,560	$604,781	1,500,000	$1,500	$(40,674)	$175,268	$(1,996,777)	$27,312	$(1,228,590)	$-	$(1,228,590)

EOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

f
or the Six
M
onths
E
nded June 30, 2024 and 2023

(In U.S. Dollars, except share data or otherwise stated)

Unaudited

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	202 4	202 3
Cash flows from operating activities
Net loss	$(194,082)	$(295,245)
Adjustments to reconcile net income to net cash provided b y / (used in) operating activities
Reversal of provision for doubtful debts	(183,683)	-
Depreciation	468	408
Amortization of right-of-use asset	4,892	-
Changes in assets and liabilities
Decrease in accounts receivable	355,060	28,424
Decrease (increase) in inventory	45,028	(40,022)
(Increase) decrease in advance to suppliers	(10,064)	4,357
(Increase) decrease in security deposits and o ther assets	(3,796)	18,649
De crease in accounts payable	(9,761)	-
Increase in accrued expenses	39,205	103,771
Decrease in advances from customers	-	(12,925)
( Decrease) increase in income tax payable	(2,480)	865
Decrease in operating lease liabilities	(4,987)	-
Net cash provided by (used in) operating activities	35,800	(191,718)

Cash flows from investing activit y
Purchase of equipment	-	(1,091)
Net cash used in investing activit y	-	(1,091)

Cash flows from financing activities
Repayment to related party	(195,915)	(51,831)
Proceeds from related party	206,935	290,075
Repayment to borrowings	(31,542)	(36,546)
Net cash ( used in) provided by financing activities	(20,522)	201,698

Effect of foreign currency translation on cash and cash equivalents	(18,882)	(458)
Net (decrease) increase of cash and cash equivalents	(3,604)	8,431

Cash and cash equivalents
Beginning	14,307	18,169
Ending	$10,703	$26,600

Supplemental Disclosure of C ash Flows
Cash paid duri n g the periods for:
Interest	$1,594	$2,666

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

Organization

EOS Inc. was in
corpor
ated on April 3, 2015 in the State of Nevada. The Company is a distributor of various consumer products, such as skin care products, dietary supplements, and water purifying machines.

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

Property and Equipment

Property and equipment are carried at cost net of accumulated depreciation. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally over five years. Depreciation expense was $468 and
$408 for the six months ended June 30, 2024 and 2023, respectively.

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
for the six months ended June 30, 2024 and 2023, respectively.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the s ix months ended June 30, 2024:
Nutrition supplement	$73,827
Total	$73,827

For the s ix months ended June 30, 2023:
Nutrition supplement	$247,084
Software	5,950
Other	471
T ota l	$253,505

Revenue by Geography

Revenue from external customers

For the s ix months ended June 30, 2024:
Taiwan	$14,519
Hong Kong	59,308
Total	$73,827

For the s ix months ended June 30, 2023:
Taiwan	$235,246
Hong Kong	18,259
Total	$253,505

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $nil and $
114
for
s
ix months ended June 30, 2024 and 2023, respectively.

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

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $
1,578
 and $2,339 for
s
ix months ended June 30, 2024 and 2023, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Fair Value Measurements

FASB ASC 820, “Fair Value Measurements” defines fair value for certain financial and non-financial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measure its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market part
icipants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

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

For the
s
ix months ended June 30, 2024 and 2023, warrants were excluded as dilutive shares as the Company incurred a net loss.

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

Translation Adjustment

The accounts of the Company’s subsidiaries were maintained, and their financial statements wer
e expresse
d in New Taiwan Dollar (“NTD”) and Chinese Yuan, or Renminbi (“RMB”). Such financial statements were translated into U.S. Dollars (“$” or “USD”) in accordance ASC 830, “Foreign Currency Matters”, with the NTD and RMB as the functional currency. According to the Statement, all assets and liabilities are translated at the current exchange rate, common stock and additional paid-in capital are translated at the historical rates, and income statement items are translated at an average exchange rate for the period. The resulting translation adjustments are reported under accumulated other comprehensive income (loss) as a component of stockholders’ equity.

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

As of June 30, 2024 and December 31, 2023, substantially all of the Group’s bank balances are deposited in major financial institutions. Management does not expect any losses from non-performance by these banks. The credit quality of bank balances has been assessed by reference to external credit ratings or to historical information about the counterparty default rates. The existing counterparties do not have defaults in the past.

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

Concentration of Credit Risk

Cash and cash equivalents
: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”) NT$ 3 million. The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of June 30, 2024, the Company had approximately $nil in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

Customers
: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the six months ended June 30, 2024, three customers accounted for more than 10% of the Company’s total revenues.

Customer	Net sales for the six months ended June 30, 2024	% of Total	Accounts receivable balance as of June 30, 2024	% of Total
A	$46,773	63%	$52,651	79%
B	$14,519	20%	$1,616	2%
C	$12,535	17%	$12,323	19%

For the six months ended June 30, 2023, one customer accounted for more than 10% of the Company’s total revenues.

Customer	Net sales for the six months ended June 30, 2023	% of Total	Accounts receivable balance as of June 30, 2023	% of Total
A	$5,950	2%	$-	-
B	$233,478	92%	$35,384	27%

Suppliers: The Company’s inventory is purchased from various suppliers
~~.~~

For the six months ended June 30, 2024, one supplier accounted for more than 10% of the Company’s total net purchase:

Supplier	Net purchase for the six months ended June 30, 2024	% of Total	Accounts payable balance as of June 30, 2024	% of Total
A	$20,377	100%	$-	-

For the six months ended June 30, 2023, one supplier accounted for more than 10% of the Company’s total net purchase:

Supplier	Net purchase for the six months ended June 30, 2023	% of Total	Accounts payable balance as of June 30, 2023	% of Total
A	$126,398	100%	$-	-

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

Note 2. LEASE

As of June 30, 2024, the Company has operating lease agreement for its new car with remaining lease term of 56 months,
photocopier with remaining lease terms of
27
months, and office lease with remaining lease terms of
6
months, respectively. The Company does not have any other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is incremental borrowing rate or, if available, the rate implicit in the lease. The Company determines the incremental borrowing rate for each lease based primarily on its lease term in Taiwan which is approximately 2.43%
.

Operating lease expenses were
$
17,867
and $18,976
for the six months ended June 30,
2024 and 2023, respectively.

The components of lease expense and supplemental cash flow information related to leases for the six months ended are as
fo
llows:

Lease Cost	June 30, 2024	June 30, 2023
Operating lease cost (included in general and administrative expenses in the Company’s statement of operations)	$5,393	18,976

Other Information
Right-of-use assets obtained in exchange for new operating leases liabilities	72,251	-
Cash paid for amounts included in the measurement of lease liabilities	-	-
Weighted average remaining lea se term – operating leases (in years)	4.55	2.50
Average discount rate – operating lease	2.43%	2.44%

The supplemental balance sheet info
rma
tion related to leases for the period is as follows:

	June 30, 2024	December 31, 2023
Operating leases
Right-of-use assets, net	$71,456	$4,192

Operating lease lia bili ties	$71,456	$4,192

The future minimum lease payment schedule as follows:

For the years ending June 30,
2024 ( six months remaining)	9,213
2025	16,363
2026	16,174
2027 and after	33,812
Total lease payment	75,562
Less: Interest	(4,106)
Total	71,456

NOTE 3 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the n orm
al course of business.

As reflected in the financial statements, the Company had net losses for the six months ended June 30, 2024, and had negative working capital and accumulated deficit as of June 30, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4. SECURITY DEPOSITS

On November 21, 2019, the Company and Shuang Hua International Culture Media Co, Ltd. (“Shuang Hua”), a corporation formed under laws of Taiwan, entered into an exclusive copyright and distribution agreement (the “Agreement”), pursuant to which, subject to the terms and condition therein, Shuang Hua granted the Company an exclusive right to produce, market, distribute and sell the bilingual films and electronic books of wh ich
the copyrights are owned by Shuang Hua. In accordance to the agreement, the Company shall pay Shuang Hua a refundable deposit of in the aggregate amount of $2,894,000, before December 31, 2021.

The full deposit amounts have been provided for doubtful debt.

Note 5. ACCOUNTS RECEIVABLE

	June 30, 2024	December 31, 2023
Accounts Receivable	$662,945	$1,018,005
Less: Provision for doubtful debts	(596,355)	(793,415)
	$66,590	$224,590

The credit terms granted by the Company to its customers 90 days from the date of billing.

The movement on the Provision
for doubtful debts
as follow
：

Provision for doubtful debts
Balance at December 31, 2022	$944,215
Reversal of provision for doubtful debts recognised as other income	(148,452)
Adjusting exchange differences	(2,348)
Balance at December 31, 2023	$793,415
Reversal of provision for doubtful debts recognised as other income	(183,683)
Adjusting exchange differences	(13,377)
Balance at June 30, 2024	$596,355

We recognized significant
provision for doubtful debts
due to the economic impact of the COVID-19 pandemic. The
provision for doubtful debts
as of December 31, 202
3
, was $793,415, reflecting our estimate of potential losses based on historical experience, current economic conditions, and an assessment of specific customer credit risk. In the first and the
second
quarter of 2024, with the relaxation of COVID-19 restrictions, management undertook significant efforts to recover previously recognised credit losses, as a result, management recovered $183,683 of provision for doubtful debts for the period ended June 30, 2024. Addi tio
nally, management collected $1,181 of the net accounts receivable subsequent to the period ended June 30, 2024 to the date of this report.

Note 6. ADVANCES TO SUPPLIERS

The Company has advanced payments to suppliers for purchasing goods for sale. The amounts of advances vary from order to order; ranging from 30% to 100%. As of June 30, 2024, and December 31, 2023, there were $171,243 and $161,179 advance outstanding, respectively.

Note 7. OTHER PAYABLE AND ACCRUED EXPENSES

The supplemental balance sheet information related to other payable and accrued expenses for the years are as follows:

	June 30, 2024	December 31, 202 3
Accrued selling, general and administrative e xp enses	$80,746	$166,541
Payable to a third party from debt conversion	142,562	142,562
	$223,308	$309,103

Note 8. RELATED PARTY TRANSACTIONS

Related parties of the Company during the
s
ix months ended June 30, 2024 and 2023 consist of the following:

Name of Related Party	Nature of Relationship
Yu Cheng Yang	Majority Shareholder, Director and Officer of the Company
Co-Innovation Group Limited	Company under control of Yu Cheng Yang

Due to shareholders

The Company has advanced funds from its directors and shareholders Yu Cheng Yang for working capital purposes. As of June 30, 2024 and December 31, 2023, there were $46,612 and $74,065 advance outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after thirty days of written notice by the director and shareholder.

Mr. Yang advanced $206,935 to the Company as working capital, and the Company repaid $
195,915
to Mr. Yang
for the six months ended June 30, 2024.

Mr. Yang advanced $290,075
to the Company as working capital, and the Company repaid $51,831 to Mr. Yang for the six months ended June 30, 2023 .

Note 9. TERM LOAN

Loan from First Commercial Bank

On September 30, 2020, TWD 3,000,000 (approximately $107,750) term loan was granted to the Company for working capital with repayment period of 60 months. The term loan is subject to an interest charge at 1% per annum for the first
9 months of the term loan; interest charges on the term loan from 10 th
to 60
th
is 3.5% per annum.

On September 30, 2020, TWD 2,000,000 (approximately $71,833) term loan was granted to the Company for employee salary with repayment period of 36 months. The term loan is subject to an interest charge at 1.5% per annum for the first
9 months of the term loan; interest charges on the term loan from 10th to 36th is 1.845% per annum
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
th
to 60
th
is 2% per annum.

As of June 30, 2024, the outstanding balance of the term loan is $86,833, of which $49,887 is due within one year and classified as short term, and $36,946 is due after one year, and has classified as long term, respectively.

As of December 31, 2023, the outstanding balance of the term loan is $118,375, of which $53,165 is due within one year and classified as short term, and $65,210 is due after one year, and has classified as long term.

Interest expenses were $1,594 and
$2,666
for the six months ended June 30, 2024 and 2023, respectively.

Note 10. STOCKHOLDERS’ EQUITY

Preferred Stock

On July 8, 2021, the board of directors of the Company amended its stock designation and the Company is authorized to issue 5,000,000 shares of Series A Preferred Stock with par value $0.001. Each stock is entitled to 1,000 votes of common stock without dividend rights.

As of June 30, 2024, the Company has 1,500,000 shares of Series A Preferred Stock issued and outstanding.

Common Stock

On May 19, 2022, the Company issued 3,601,306 shares of restricted common stock to non-employees, the amount is recorded as deferred (unearned) compensation of $38,534, due to the service has not been started.

On May 19, 2022, the Company issued 115,000 shares of restricted common stock to non-employees as compensation in the amount of $1,231.

On September 7, 2023, the Company issued 21,000,000 shares of freely tradable common stock to various non-employee Consultants inconsideration of the services to be rendered to the Company. The services have all been rendered as of September 30, 2023, and therefore do not need to be deferred. The Management have decided to not elect the definition of fair value as per ASC 718, Compensation - Stock Compensation as it believes it is not a fair representation of the value of the Company's stocks. Therefore, the fair value of the stock is determined based on the fundamental value of the Company and is recorded as stock based compensation. The amount recorded as stock based compensation is $41,019.

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

As of June 30, 2024, the Company has 604,781,560 shares of Common Stock issued and outstanding.

Warrants

On February 3, 2022, the Company granted the issuance of warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $2 per share with an expiration date of December 22, 2027 to a consultant or its designees as compensation. The warrants were fully vested upon issuance.

A summary of warrant activities as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Warrants outstanding at December 31, 2023	200,000	$2.00	3.98
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Warrants outstanding at June 30, 2024	200,000	$2.00	3.48
Warrants exercisable at June 30, 2024	200,000	$2.00	3. 48

Note 11. STOCK BASED COMPENSATION

Freely Tradable Common Stock

On September 7, 2023, the Company issued 21,000,000 shares common stock to various non-employee consultants as compensation for services rendered. As these services were fully provided by September 30, 2023, deferral of share based compensation is not necessary. In accordance with ASC 718, Compensation – Stock Compensation, the fair value of the issued stock was determined using Level 3 Inputs.

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

The assumptions used to determine the fair value of the Warrants as follows:

	Years Ended December 31,
	2023	2022
Expected life (years)	3.89	4.89
Risk-free interest rate	0.76%	0.76%
Expected volatility	329.86%	329.86%
Dividend yield	0%	0%

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
for the six months ended June 30, 2024 and 2023, respectively.

Note 12. INCOME TAXES

The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States

EOS, Inc. is incorporated in the United States of America and is subject to United States federal taxation at tax rate of 21%. No provisions for income taxes have been made as the Company has no taxable income for the period. As of June 30, 2024, the Company had net operating loss carry forwards of $1,440,236 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100% valuation allowance has offset deferred tax asset resulting from the net operating losses.

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
s
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
for the six months ended June 30, 2024.

Provision for income tax consists of the following:

Six M onths E nded June 30,
	2024	2023
Current income tax (benefit)
U.S.	$-	$-
Taiwan	-	-
PRC	-	-
Sub total	-	-

Deferred income tax
Deferred tax assets for NOL carry-forwards	40,757	53,144
Valuation allowance	(40,757)	(53,144)
Other adjustments	-	-
Net changes in deferred income tax (benefit)	-	-
Total income tax provision	$-	$-

The net loss before income taxes and its provision for income taxes as follows:

	Six Months Ended June 30,
	2024	2023
Net loss before income tax	(194,082)	(295,245)
Statutory tax rate	21%	18%
Income tax provision	(40,757)	(53,144)
Valuation allowance	40,757	53,144
Income tax expenses, net	-	-

Significant components of the Company’s deferred taxes assets as follows:

Deferred tax assets:	June 30, 2024	December 31, 2023
Net operating loss carry-forwards	40,757	129,243
Less: Valuation allowance	(40,757)	(129,243)
Deferred tax assets, net	-	-

Note 13. COMMITMENTS AND CONTINGENCIES

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

As such the Company recognized these marketing expenses quarterly and other current liabilities to the 11 shareholders. As of June 30, 2024 and December 31, 2023, the other current liabilities were $1,125,000 and $1,000,000 respectively.

As of June 30, 2024 and December 31, 2023
,
the outstanding service commitment of Fortune King to the Company is $
375,000
and $500,000 respectively.

Note 1
4
. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of June 30, 2024 have been incorporated into these consolidated financial statements except for the following that require disclosure in accordance with FASB ASC Topic 855,
Subsequent Events
.

Stock Split

On July 16, 2024, the Board of Directors of
the Company
with the approval of its board of directors and a majority of its shareholders approved to file Articles of Amendment with the Secretary of State of Nevada. As a result of the Articles of Amendment, the Company has (i) authorized and approved a reverse stock split of One for One Hundred (
1:100
) of
the
total issued and outstanding shares of common stock (the "Stock Split"). The Stock Split will decrease the Company’s total issued and outstanding shares of common stock from 604,781,560 to 6,047,816 shares of common stock. The common stock will continue to be $0.001 par value. The Stock Split shares are payable upon surrender of certificates to the Company's transfer agent. Fractional shares will be rounded upward. The Articles of Amendment will specify that the effective date of the Stock Split with the Nevada Secretary of
State will be permitted or determined, subject to approval by the Financial Industry Regulatory Authority (“FINRA”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the results of operations and financial condition of EOS Inc. and its subsidiary(“EOS” or the “Company”) as of June 30, 2024 for the six months ended June 30, 2024 and 2023 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to EOS. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

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

Results of Operation

The following presents the consolidated result of the Company for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Net sales
Net sales were $19,703
for three months ended June 30, 2024, representing a decrease of $62,723 or
7
6.
1
%, as compared to $82,426 for the three months ended June 30, 2023. The decrease was primarily due to the consumer demand for the products falling.

Cost of sales
Cost of sales was $14,899 for the three months ended June 30, 2024, representing a decrease of $13,631 or
47
.
8
%, as compared to $28,530 for the three months ended June 30, 2023.

Gross profit
Gross profit was $4,804
for the three months ended June 30, 2024, compared to $53,896 for the same period in 202
3
. Gross profit as a percentage of net sales was
24
.4% for the three months
ended June 30, 2024, compared to 65.4% in the same period in 202
3. The reduction in gross profit was mainly due to the Company's clean-up sale with low selling prices to certain old inventories.

Selling, general and administrative expenses
Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $212,877 for the three months ended June 30, 2024, representing a de
crease of $5,660 or 2.6%, as compared to $218,537 for the three months ended June 30, 2023.
It is mainly attributed to less
professional service fees
be recorded during the period.

L
oss
from operations
Loss from operations was $208,073 for the three months ended June 30, 2024 compared to loss from operations of $164,641 for the three months ended June 30, 2023, representing an increase of $43,432
or
26.4
%.
The enlarged in loss from operations
was primarily due to the reduction in sales and selling with a lower price for certain old inventories.

Other income (expense)
There was other income of $57,199 for the three months ended June 30, 2024, a turnaround from other expense of $467 for the three months June 30, 2023. I
t
was mainly due to that the management undertook significant efforts to recover previously recognised credit losses, as a result, management recovered $
54
,
319
of provision for doubtful debts for the period ended June 30, 2024.

Net loss
As a result of the above factors, our net loss was $150,874
for the three months ended June 30, 2024, as compared to net loss of $165,108 for the three months ended June 30, 2023, representing an
de
crease in loss of $14,234 or
8
.
6
%.

The following presents the consolidated result of the Company for the six months ended June 30, 2024 compared to the
s
ix months ended June 30, 2023.

Net sales

Net sales were $73,827
for
s
ix months ended June 30, 2024, representing a decrease of $179,678 or
70.9
%, as compared to $253,505 for the six months ended June 30, 2023. The decrease was primarily due to the consumer demand for the products falling.

Cost of sales

Cost of sales was $65,405
for the six months ended June 30, 2024, representing a decrease of $21,298
or
24.6
%, as compared to $8
6
,7
0
3
for the six months ended June 30, 2023.

Gross profit

Gross profit was $
8
,
422
for the six months ended June 30, 2024, with a gross profit margin ratio of
11.4
% compared to gross profit of $1
66
,
802
with a gross profit margin ratio of 6
5.8
% for the same period in 2023. The reduction in gross profit was mainly due to the Company's clean-up sale with low selling prices to certain old inventories.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of office rent, salary and related costs for personnel and facilities, and professional service fees. Selling, general and administrative expenses were $418,521 for the six months ended June 30, 2024, representing a decrease of $
42
,
342
or
9.2
%, as compared to $
460
,
86
3
for the six months ended June 30, 2023. The decrease was mainly due less legal and professional fee be recorded for the period.

Loss
from operations

Loss from operations was $410,099 for the six months ended June 30, 2024, compared to loss from operations of $294,061 for the six months ended June 30, 2023, representing an increase of $
116
,
038
or
39.5
%. Such increase was primarily due to the reduction in sales and selling with a lower price for certain old inventories.

Other income
(expense)

There was other income of $216,017
for the six months ended June 30, 2024, a
turnaround
from other
expense
o
f $
1,184
for the
six
months June 30, 2023. It was mainly due to that
the
management undertook significant efforts to recover previously recognised credit losses, as a result, management recovered $183,683 of provision for doubtful debts for the period ended June 30, 2024.

Net loss

As a result of the above factors, our net loss was $194,082
for the six months ended June 30, 2024, as compared to net loss of $295,245 for the six months ended June 30, 2023, representing a decrease in loss of $10
1
,
163
or
34.3
%.

Liquidity and Capital Resources

Cash and cash equivalents were $10,703 on June 30, 2024 and $14,307 at December 31, 2023. Our total current assets were $290,828 on June 30, 2024, as compared to $487,319 on December 31, 2023. Our total current liabilities were $1,503,478 on June 30, 2024, as compared to $1,494,230 at December 31, 2023.

We had a working capital deficit
$
1,212,650 on June 30, 2024, compared to the working capital deficit of $1,006,911 on December 31, 2023. The enlarge in working capital deficit was primarily due to a reduction in sales and a reduction in accounts receivable.

Net cash provided by operating activities was $35,800 during the
s
ix months ended June 30, 2024, as compared to net cash used in operating activities $191,718 for the six months ended June 30, 2023. The turnaround was mainly due to more accounts receivable were settled in cash the period.

No investing activities
for the six months ended June 30, 2024, as compared to net cash used in investing activities of $1,09
1
for the six months ended June 30, 2023.

Net cash
used in financing activities was $20,522
during the
s
ix months ended June 30, 2024, as compared to net cash
provided by financing activities $201,698 for the six months ended June 30, 2023. The turnaround was mainly due to repayment to related party payable.

As a result of the above factors, net
de
crease of cash and cash equivalents were $
3
,
604
for the six months ended June 30, 2024, as compared to net
in
crease of $
8
,
431
for the six months ended June 30, 2023.

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

Property and Equipment

Property and equipment are carried at cost net of accumulated depreciation. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally over five years. Depreciation expense was $4
68
and $
408
for the six months ended June 30, 2024 and 2023, respectively.

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
for the six months ended June 30, 2024 and 2023, respectively.

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

Software sales: The Company does not develop the software products on its own. When the Company receives a purchase order from the customer, the Company would engage with the third-party software company to customize and develop the software products. The Company recognizes software revenues upon completion of the installation and testing and transfer the control of the software products to the customer. Software revenues are recorded at the fixed sales price, or “transaction price”, pursuant to the sales contracts. The Company may also charge the customer maintenance service fees on a straight-line basis over the service period pursuant to the sales contract. The Company concluded that the performance obligation for the maintenance service is distinct. Therefore, such maintenance service revenue can be separated from other elements in the arrangement.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the s ix months ended June 30, 2024:
Nutrition supplement	$73,827
Total	$73,827

For the s ix months ended June 30, 2023:
Nutrition supplement	$247,084
Software	5,950
Other	471
Total	$253 , 505

Revenue by Geography

Revenue from external customers

For the s ix months ended June 30, 2024:
Taiwan	$14,519
Hong Kong	59,308
Total	$73,827

For the s ix months ended June 30, 2023:
Taiwan	$235,246
Hong Kong	18,259
Total	$253,505

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

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expenses were $nil and $
114
for
s
ix months ended June 30, 2024 and 2023, respectively.

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

Post-retirement and Post-employment Benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Taiwan Labor Pension Act (the “Act”). Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $1,578 and $2,339 for
s
ix months ended June 30, 2024 and 2023, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

9

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

For the
s
ix months ended June 30, 2024 and 2023, warrants were excluded as dilutive shares as the Company incurred a net loss.

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

Concentration of Credit Risk

Cash and cash equivalents
: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of the insurance limits of Taiwan Central Deposit Insurance Corporation (the “TCDIC”) NT$ 3 million. The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As of June 30, 2024, the Company had approximately $nil in excess of TCDIC insured limits. The Company has not experienced any losses in such accounts.

Customers
: The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

For the
s
ix months ended June 30, 2024, t
hree
customers accounted for more than 10% of the Company’s total revenues.

Customer	Net sales for the six months ended June 30, 2024	% of Total	Accounts receivable balance as of June 30, 2024	% of Total
A	$46,773	63%	$52,651	7 9%
B	$1 4 , 519	20%	$1,616	2%
C	$12 , 535	17%	$12 , 32 3	19%

For the
s
ix months ended June 30, 2023, one customer accounted for more than 10% of the Company’s total revenues.

Customer	Net sales for the si x months ended June 30, 2023	% of Total	Accounts receivable balance as of June 30, 2023	% of Total
A	$5,9 50	2%	$-	-
B	$233 , 478	92%	$35 ,3 84	27%

For the
s
ix months ended June 30, 2024, one supplier accounted for more than 10% of the Company’s total net purchase:

Supplier	Net purchase for the six months ended June 30, 2024	% of Total	Accounts payable balance as of June 30, 2024	% of Total
A	$20, 3 7 7	100%	$-	-

For the
s
ix months ended June 30, 2023, one supplier accounted for more than 10% of the Company’s total net purchase:

Supplier	Net purchase for the six months ended June 30, 2023	% of Total	Accounts payable balance as of June 30, 2023	% of Total
A	$126, 3 9 8	100%	$-	-

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2024, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions and (iv) the absence of any independent directors. Therefore, our internal controls over financial reporting were not effective as of June 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously disclosed.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, is formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOS Inc.

Date: August 19, 2024	By:	/s/ He-Siang Yang
He-Siang Yang
President and Chairman of the Board ( Principal Executive Officer )

Date: August 19, 2024	By:	/s/ Zongjiang He
Zongjiang He
Acting CFO and Treasurer ( Principal Financial Officer )

