Form 10-K/A
period 2023-12-31
EOS INC.
filed 2024-12-12
CIK 1651958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No.
3

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

December 10,
 202
4
, there were 604,781,560 shares of common stock, par value $0.001 issued and outstanding.

Documents Incorporated by Reference: None

Explanatory Note

On April 16, 2024, May 30, 2024, and August 6, 2024 EOS Inc. (the “Company”) filed its Annual Report on Form 10-K in the “Original Form 10-K” and in Amendment No. 1 and Amendment No. 2 respectively for the fiscal year ended December 31, 2023. The purpose of this Amendment No. 3 (the “Amendment”) is to replace the pages in respect below:

1.	To disclose more clearly all of our subsidiaries, their places of incorporation, and their roles in our operations;

2.	to clarify the roles of Zongjiang He and He-Sing Yang in relation to their roles as CO and acting CFO ; and

3.	to clarify that our auditors are based in Singapore and inspected by PCAOB; and

4 .	to clarify the ability of investors to effectuate service of process and enforceable judgments against the Company; and

5 .	to add additional risk factors regarding our subsidiary doing business with customers based in Hong Kong; and

XBRL has been updated in this Amendment solely with respect to the cover page, and Exhibit 104 has been added to i nclude the Cover Page Interactive Data File (formatted as inline XBRL and included as Exhibit 101)

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

PA
RT I

I
tem 1. Business.

Description of Business

General Information

EOS Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the State of Nevada on April 3, 2015. The Company has 3 wholly owned subsidiaries. These subsidiaries are Emperor Star International Trade Co., LTD, a Taiwan company; EOS International Inc., a British Virgin Islands company, and EOS Inc., Taiwan Branch, a Taiwan Company. Additionally, EOS International inc. owns 83.33% of its subsidiary, Shanghai Maosong Co., Ltd, a Shanghai incorporated company. Our business is performed, and our revenue generated, from these subsidiaries.

This is a graphical representation of our corporate structure:

We set up the Shanghai subsidiary in 2019 under the laws of China.  The BVI intermediate holds it. It hasn’t commenced business since its incorporation. It will not hit the restriction of “Chinese law prohibits direct foreign investment in the operating companies”.

 Two Taiwan subsidiaries contributed the revenue during the past few years. They sold products to local customers and customers in Hong Kong, China, Singapo, and other Southeast Asian countries.

During the 1st two quarters, the major revenues were from the customers in Hong Kong. Although Hong Kong is part of China, the legal system is different from China and is well recognized and accepted by most of the countries in the world. The management didn’t consider there a restriction for the Hong Kong Government to prohibit the Hong Kong locals from purchasing products from the Company.

Emperor Star International Trade Co., LTD is the only operating subsidiary, and the other subsidiaries do not have any operations. Therefore, any references to our operations throughout this document shall be to those operations undertaken by our only operating subsidiary.

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

I
tem 1A. Risk Factors.

ENFORCEABILITY OF CIVIL LIABILITIES

Our CFO, Mr. Zongjiang He is located in China, and our Director Lai Chen Kwok is located in Hong Kong. The recognition and enforcement of foreign judgments are subject to compliance with the PRC Civil Procedures Law and relevant civil procedure requirements in PRC. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other form of reciprocity with the United States that provide for the reciprocal recognition and enforcement of foreign judgments, including judgments based on United Stated Federal securities laws, whether against the Company or its directors or officers,. In addition, according to the PRC Civil Procedures Law, courts in China will not enforce a foreign judgment against the Company or its directors and officers if they decide that the judgment violates the basic principles of PRC law or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States. Service of process may be made on the Company in Nevada, where the Company is incorporated, by following Nevada state law regarding service of process on Nevada based companies.

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

The Chinese government exerts substantial influence over all business activities conducted in China and may intervene or influence our operations at any time with little advance notice, which could result in a material change in our operations and the value of our Securities. While we are not a China based Company, we do have significant business activities in China.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to securities regulation, data protection, cybersecurity and mergers and acquisitions and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations with little advance notice that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Government actions in the future could significantly affect economic conditions in China or particular regions thereof, and could require us to materially change our operating activities or divest ourselves of any interests we hold in Chinese assets. Our business may be subject to various government and regulatory interference. We may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. Our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to our business or industry.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severely Cracking Down on Illegal Securities Activities According to Law, or the Opinions, which was made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems, will be taken to deal with the risks and incidents of China-concept overseas listed companies. As of the date of this prospectus, we have not received any inquiry, notice, warning, or sanctions from PRC government authorities in connection with the Opinions.

On June 10, 2021, the Standing Committee of the National People’s Congress of China, or the SCNPC, promulgated the PRC Data Security Law, which took effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data an information.

In early July 2021, regulatory authorities in China launched cybersecurity investigations with regard to several China-based companies that are listed in the United States. The Chinese cybersecurity regulator announced on July 2 that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s app be removed from smartphone app stores. On July 5, 2021, the Chinese cybersecurity regulator launched the same investigation on two other Internet platforms, China’s Full Truck Alliance of Full Truck Alliance Co. Ltd. (NYSE: YMM) and Boss of KANZHUN LIMITED (Nasdaq: BZ). On July 24, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly released the Guidelines for Further Easing the Burden of Excessive Homework and Off-campus Tutoring for Students at the Stage of Compulsory Education, pursuant to which foreign investment in such firms via mergers and acquisitions, franchise development, and variable interest entities are banned from this sector.

On August 17, 2021, the State Council promulgated the Regulations on the Protection of the Security of Critical Information Infrastructure, or the Regulations, which took effect on September 1, 2021. The Regulations supplement and specify the provisions on the security of critical information infrastructure as stated in the Cybersecurity Review Measures. The Regulations provide, among others, that protection department of certain industry or sector shall notify the operator of the critical information infrastructure in time after the identification of certain critical information infrastructure.

On August 20, 2021, the SCNPC promulgated the Personal Information Protection Law of the PRC, or the Personal Information Protection Law, which will take effect in November 2021. As the first systematic and comprehensive law specifically for the protection of personal information in the PRC, the Personal Information Protection Law provides, among others, that (i) an individual’s consent shall be obtained to use sensitive personal information, such as biometric characteristics and individual location tracking, (ii) personal information operators using sensitive personal information shall notify individuals of the necessity of such use and impact on the individual’s rights, and (iii) where personal information operators reject an individual’s request to exercise his or her rights, the individual may file a lawsuit with a People’s Court.

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

Our Auditors who have made these pronouncements are located in Singapore, and the Holding Foreign Companies Accountable Act, as amended by the Appropriations Act , and related regulations will not affect our Auditors as these are Chinese Acts and Regulations.
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

Director and Executive Officer of the Company

The following table sets forth certain information regarding our current executive officers and directors as of March 31, 2024:

Name	Age	Position
He-Siang Yang	7 2	Chief Executive Officer (CEO), Chief Financial Officer, President, Secretary, Treasurer and Chairman of the Board
Yu-Cheng Yang	4 4	Director and General Manager
Lai-Chen Kwok	80	Director
Zongjiang He	44	Acting CFO and Treasury

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

Zongjiang He, Acting CFO and Treasury

On August 1, 2023, Mr. He was appointed the acting CFO and Treasury of the Company. Mr. He holds a Bachelor’s degree in electrical engineering from the Naval University of Engineering in Wuhan, Hubei, China. Mr. He has led certain entrepreneurship located in Shenzhen and Beijing, with a focus on power and energy trading. Since 2014, Mr. He has served as CEO and founder of Shenzhen Haisi En Technology Co., leading the development of the largest company in the ultraviolet LED industry with 100+ patents and partnering with semiconductor companies in Europe and the US. Mr. He has been serving as the CEO of Sante Technology Holdings Inc. (OTC: SNTE) for 4 years, starting in 2020.
Mr. He was temporarily appointed as the Acting Chief Financial Officer due to the illness of Mr. He-Saing Yang. Mr. He has submitted his resignationletter on November 19, 2024, to be effective as of December 18, 2024.

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

EOS Inc.

Date: December 12, 2024	By:	/s/ He-Siang Yang
He-Siang Yang
Chief Executive Officer, Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

EOS Inc.

Signature	Title	Date

/s/ He-Siang Yang	Principal Executive Officer, Principal Financial Officer, Chairman of the Board	Date: December 12, 2024
He-Siang Yang

/s/ Yu Cheng Yang	Director	Date: December 12, 2024
Yu Cheng Yang

/s/ Lai Chen Kwok	Director	Date: December 12, 2024
Lai Chen Kwok

