Form 10-K/A
period 2023-12-31
EOS INC.
filed 2025-02-25
CIK 1651958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No.
4

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

Documents Incorporated by Reference: None

Explanatory Note

On April 16, 2024, May 30, 2024, August 6, 2024, and December 12, 2024, EOS Inc. (the “Company”) filed its Annual Report on Form 10-K in the “Original Form 10-K” and in Amendment No. 1, Amendment No. 2, and Amendment No. 3 respectively for the fiscal year ended December 31, 2023. The purpose of this Amendment No. 4 (the “Amendment”) is to replace the pages in respect below:

1.	To disclose more clearly all of our subsidiaries, transfer of funds, their places of incorporation, and their roles in our operations;

2.	To clarify that our auditors are based in Singapore and inspected by PCAOB;

3.	To clarify the ability of investors to effectuate service of process and enforceable judgments against the Company and its directors in different jurisdictions; and

4.	To add additional risk factors regarding our operations and doing business in Hong Kong, China and Taiwan.

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

All of the business of the Company is contracted through its subsidiary Emperor Star International Trade Co., Ltd. All funds from their operations are maintained in their bank account and used for their operations. They make no transfers to any other subsidiaries nor to the parent company, EOS, Inc., so there are no tax ramifications from making transfers. There are no restrictions on foreign exchange or our ability to transfer cash between entities nor across borders, we have just not done so. We do not currently have cash management policies in place that dictate how funds are transferred.
Our Auditors who have audited our financials are located in Singapore, and the Holding Foreign Companies Accountable Act, as amended by the Appropriations Act , and related regulations will not affect our Auditors as these are Chinese Acts and Regulations.

Enforcement of Civil Liabilities

The following are the names of each officer and director located outside of the United States and their place of residence or current location:

Name of Officer or Director Located Outside of U.S.	Place of Residence or Current Location
He-Siang Yang – CEO, CFO, President, Secretary, Treasurer, Director	Taiwan
Yu-Cheng Yang – Director	Taiwan
Lai-Chen Kwok –Director	Hong Kong

We are incorporated under the laws of the State of Nevada. Mr. He-Siang Yang, our CEO, CFO, President, Secretary, Treasurer and Director, and Yu-Cheng Yang a Director, are nationals and/or residents of Taiwan, and all or a substantial portion his assets are located outside the United States. Mr. Lai-Chen Kwok a Director is a national and/or resident of Hong Kong. As a result, it may be difficult for investors to effect service of process within the United States upon us or our Officers or Directors or to enforce against him or against us, judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

We have appointed Legalinc Corporate Services Inc., as our agent to receive service of process with respect to any action brought against us.

Taiwan

To enforce a foreign judgment in Taiwan, a plaintiff must first seek recognition of the judgment from a Taiwanese court through a process called "exequatur," which essentially means requesting the court to confirm the foreign judgment's enforceability; only after recognition can the plaintiff proceed to enforce the judgment against the defendant's assets within Taiwan by initiating compulsory enforcement proceedings.

Hong Kong

Hong Kong has no arrangement for the reciprocal enforcement of judgments with the United States. As a result, there is uncertainty as to the enforceability in Hong Kong, in original actions or in actions for enforcement, of judgments of U.S. courts of civil liabilities predicated solely upon the federal securities laws of the United States or the securities laws of any State or territory within the United States. A judgment of a court in the United States predicated upon U.S. federal or state securities laws may be enforced in Hong Kong at common law by bringing an action in a Hong Kong court on that judgment for the amount due thereunder, and then seeking summary judgment on the strength of the foreign judgment, provided that the foreign judgment, among other things, is (1) for a debt or a definite sum of money (not being taxes or similar charges to a foreign government taxing authority or a fine or other penalty) and (2) final and conclusive on the merits of the claim, but not otherwise. Such a judgment may not, in any event, be so enforced in Hong Kong if: (a) it was obtained by fraud; (b) the proceedings in which the judgment was obtained were opposed to natural justice; (c) its enforcement or recognition would be contrary to the public policy of Hong Kong; (d) the court of the United States was not jurisdictionally competent; or (e) the judgment was in conflict with a prior Hong Kong judgment.

PRC

There is uncertainty as to whether the courts of the PRC would (a) recognize or enforce judgments of U.S. courts obtained against us or our directors or officers that are predicated upon the civil liability provisions of the federal securities laws of the United States or the securities laws of any state in the United States, and (b) entertain original actions brought in the PRC against us or our directors or officers that are predicated upon the federal securities laws of the United States or the securities laws of any state in the United States.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedure Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedure Law based either on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other form of reciprocity with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against a company or its directors and officers if they decide that the judgment violates the basic principles of PRC law or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

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

We are a holding company incorporated in the State of Nevada. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through our operating entity Emperor Star Trade, Co., Ltd., established in Taiwan, which is a direct subsidiary of the Company. While we hold a controlling interest in Shanghai Maosong Co., Ltd., through our subsidiary EOS International, Inc., this company has no operations and Counsel has indicated that these regulations, including regulations from the Cyberspace Administration of China (“CAC”) and the Chinese Securities Regulatory Commission (“CSRC”) do not apply to us. Due to the lack of operations we have not applied for any permissions. Because of our corporate structure, we are subject to risks due to the uncertainty of the interpretation and the application of the PRC laws and regulations, including but not limited to the risks of uncertainty about any future actions of the PRC government on U.S. listed companies. We may also subject to sanctions imposed by PRC regulatory agencies, including
CSRC
, if we fail to comply with their rules and regulations, which will result in a material change in our financial performance and our results of operations and/or the value of our ordinary shares, and could cause the value of such securities to significantly decline or become worthless.

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

I
tem 1A. Risk Factors.

ENFORCEABILITY OF CIVIL LIABILITIES

Our CEO, CFO, President, Secretary, Treasurer and Director, Mr. He-Siang Yang iresides in Taiwan, our Director Yu-Cheng Yang resides in Taiwan and our Director Lai Chen Kwok resides  in Hong Kong. The recognition and enforcement of foreign judgments are subject to compliance with the PRC Civil Procedures Law and relevant civil procedure requirements in PRC. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other form of reciprocity with the United States that provide for the reciprocal recognition and enforcement of foreign judgments, including judgments based on United Stated Federal securities laws, whether against the Company or its directors or officers,. In addition, according to the PRC Civil Procedures Law, courts in China will not enforce a foreign judgment against the Company or its directors and officers if they decide that the judgment violates the basic principles of PRC law or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States. Service of process may be made on the Company in Nevada, where the Company is incorporated, by following Nevada state law regarding service of process on Nevada based companies.

Enforcement of Civil Liabilities

The following are the names of each officer and director located outside of the United States and their place of residence or current location:

Name of Officer or Director Located Outside of U.S.	Place of Residence or Current Location
He-Siang Yang – CEO, CFO, President, Secretary, Treasurer, Director	Taiwan
Yu-Cheng Yang – Director	Taiwan
Lai-Chen Kwok –Director	Hong Kong

We are incorporated under the laws of the State of Nevada. Mr. He-Siang Yang, our CEO, CFO, President, Secretary, Treasurer and Director, and Yu-Cheng Yang a Director, are nationals and/or residents of Taiwan, and all or a substantial portion his assets are located outside the United States. Mr. Lai-Chen Kwok a Director is a national and/or resident of Hong Kong. As a result, it may be difficult for investors to effect service of process within the United States upon us or our Officers or Directors or to enforce against him or against us, judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

We have appointed Globex Transfer LLC as our agent to receive service of process with respect to any action brought against us.

Taiwan

To enforce a foreign judgment in Taiwan, a plaintiff must first seek recognition of the judgment from a Taiwanese court through a process called "exequatur," which essentially means requesting the court to confirm the foreign judgment's enforceability; only after recognition can the plaintiff proceed to enforce the judgment against the defendant's assets within Taiwan by initiating compulsory enforcement proceedings.

Hong Kong

Hong Kong has no arrangement for the reciprocal enforcement of judgments with the United States. As a result, there is uncertainty as to the enforceability in Hong Kong, in original actions or in actions for enforcement, of judgments of U.S. courts of civil liabilities predicated solely upon the federal securities laws of the United States or the securities laws of any State or territory within the United States. A judgment of a court in the United States predicated upon U.S. federal or state securities laws may be enforced in Hong Kong at common law by bringing an action in a Hong Kong court on that judgment for the amount due thereunder, and then seeking summary judgment on the strength of the foreign judgment, provided that the foreign judgment, among other things, is (1) for a debt or a definite sum of money (not being taxes or similar charges to a foreign government taxing authority or a fine or other penalty) and (2) final and conclusive on the merits of the claim, but not otherwise. Such a judgment may not, in any event, be so enforced in Hong Kong if: (a) it was obtained by fraud; (b) the proceedings in which the judgment was obtained were opposed to natural justice; (c) its enforcement or recognition would be contrary to the public policy of Hong Kong; (d) the court of the United States was not jurisdictionally competent; or (e) the judgment was in conflict with a prior Hong Kong judgment.

PRC

There is uncertainty as to whether the courts of the PRC would (a) recognize or enforce judgments of U.S. courts obtained against us or our directors or officers that are predicated upon the civil liability provisions of the federal securities laws of the United States or the securities laws of any state in the United States, and (b) entertain original actions brought in the PRC against us or our directors or officers that are predicated upon the federal securities laws of the United States or the securities laws of any state in the United States.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedure Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedure Law based either on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other form of reciprocity with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against a company or its directors and officers if they decide that the judgment violates the basic principles of PRC law or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

RISK RELATED TO SUBSIDIARY OPERATIONS

All of the business of the Company is contracted through its subsidiary Emperor Star International Trade Co., Ltd. All funds from their operations are maintained in their bank account and used for their operations. They make no transfers to any other subsidiaries nor to the parent company, EOS, Inc., so there are no tax ramifications from making transfers. There are no restrictions on foreign exchange or our ability to transfer cash between entities nor across borders, we have just not done so. We do not currently have cash management policies in place that dictate how funds are transferred.

RISKS RELATED TO DOING BUSINESS IN HONG KONG AND CHINA

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

There are some risks due to having subsidiaries that are based in China which involves unique risks to investors.

We are a holding company incorporated in the State of Nevada. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through our operating entity Emperor Star Trade, Co., Ltd., established in Taiwan, which is a direct subsidiary of the Company. While we hold a controlling interest in Shanghai Maosong Co., Ltd., through our subsidiary EOS International, Inc., this company has no operations and Counsel has indicated that these regulations, including regulations from the  CAC and the CSRC do not apply to us. Due to the lack of operations we have not applied for any permissions. Because of our corporate structure, we are subject to risks due to the uncertainty of the interpretation and the application of the PRC laws and regulations, including but not limited to the risks of uncertainty about any future actions of the PRC government on U.S. listed companies. We may also subject to sanctions imposed by PRC regulatory agencies, including  CSRC, if we fail to comply with their rules and regulations, which will result in a material change in our financial performance and our results of operations and/or the value of our ordinary shares, and could cause the value of such securities to significantly decline or become worthless.

In addition, we are subject to certain legal and operational risks associated with our operations in China. PRC laws and regulations governing our current business operations are sometimes subject to interpretation of the competent authorities, which may result in a material change in our subsidiaries’ operations, significant depreciation of the value of our ordinary shares, or a complete hinderance of our ability to offer or continue to offer our securities to investors and cause the value of such securities to significantly decline or be worthless. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. We do not expect to be subject to cybersecurity review with the
CAC
if the draft Measures for Cybersecurity Censorship become effective as they are published, since: (i) our products and services are offered not directly to individual consumers; (ii) we do not possess a large amount of personal information in our business operations; and (iii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list on an U.S. or other foreign exchange.

We currently do not believe that we are required to obtain approval from Chinese authorities; however, in the future if we do need to obtain approval from the Chinese authorities that could have a material effect on our Company.

We believe that we are not currently required to obtain approval from Chinese authorities, including the China Securities Regulatory Commission, or CSRC, or CAC, to be quoted on U.S. exchanges/quotation servicers or issue securities to foreign investors, however, if we were required to obtain approval in the future and were denied permission from Chinese authorities to remain quoted on U.S. exchanges and/or quotation servicers, we will not be able to continue to be quoted or listed on U.S. exchanges, which would materially affect the interests of the investors. It is uncertain if, or when the Company will be required to obtain permission from the PRC government to be quoted on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although the Company is currently not required to obtain permission from any of the PRC central or local government to obtain such permission and has not received any denial to remain quoted on the U.S. exchange, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry; if we inadvertently conclude that such approvals are not required when they are, or applicable laws, regulations, or interpretations change and we are required to obtain approval in the future.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments, or bringing actions in Hong Kong or China against us or our management and directors named in the prospectus based on foreign laws. It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within Hong Kong or China.

Some of our directors and officers are citizens or reside in Hong Kong a territory of the PRC. As a result, it may be difficult for you to effect service of process upon us or those persons residing in Hong Kong or China. Even with service of process, it may also be difficult to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against these officers and directors in Hong Kong.

In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of U.S. securities laws or those of any U.S. state. The recognition and enforcement of foreign judgments are provided for under the
PRC Civil Procedures Law
. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the
PRC Civil Procedures Law
 based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the U.S. that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the
PRC Civil Procedures Law
, the PRC courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the U.S.

It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within Hong Kong or China. For example, in Hong Kong and China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside Hong Kong, China or otherwise with respect to foreign entities. Although the authorities in Hong Kong and China may establish a regulatory cooperation mechanism with its counterparts of another country or region to monitor and oversee cross-border securities activities, such regulatory cooperation with the securities regulatory authorities in the U.S. may not be efficient in the absence of a practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or “Article 177,” which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigations or evidence collection activities within the territory of the PRC. Article 177 further provides that Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to foreign agencies without prior consent from the securities regulatory authority of the PRC State Council and the competent departments of the PRC State Council. While detailed interpretation of or implementing rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by you in protecting your interests.

Given that some of our directors and officers have significant ties to China and Hong Kong, the Chinese government may exercise oversight and discretion over their conduct including their efforts with our Company, the Chinese government may intervene or influence our operations at any time, which could result in a material change in our business and/or the value of our securities.

Since some of our directors and officers have significant ties to China and Hong Kong, the Chinese government may have potential oversight and discretion over the conduct of our directors and officers including over our directors’ and officers’ operation of the company. The Chinese government may intervene or influence our operations at any time through the directors and officers who have significant ties in China, which could result in a material change in our search for a target business and/or the value of the securities we are offering. Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be adopted quickly with little advance notice and could have a significant impact upon our ability to operate. The realization of any these risks could adversely impact our initial business combination, future business and any future offering of securities.

Any actions by the Chinese government, including any decision to intervene or influence the operations of any current or future PRC subsidiary or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, may cause us to make material changes to the operations of any current or future PRC subsidiary, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. The ability of our subsidiary to operate in China may be impaired by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, foreign investment limitations, and other matters. The central or local governments of China may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our PRC subsidiary compliance with such regulations or interpretations. As such, any current or future PRC subsidiary may be subject to various government and regulatory interference in the provinces in which they operate. They could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. They may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.

Furthermore, it is uncertain when and whether we will be required to obtain permission from the PRC government to remain on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Our potential operations in the PRC could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to our business or industry, particularly in the event permission to remain on a U.S. exchanges may be later required or withheld or rescinded once given.

Accordingly, government actions in the future, including any decision to intervene or influence the operations of any future PRC subsidiary at any time or to exert control over an offering of securities conducted overseas and/or foreign investment in China-based issuers, may cause us to make material changes to the operations of any current or future PRC subsidiary, may limit or completely hinder our ability to offer or continue to offer securities to investors, and/or may cause the value of such securities to significantly decline or be worthless.

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

I
tem 2. Properties.

We do not own any real property. Our principal executive office is presently located at 2F., No. 157, Sec. 2, Nanjing E. Rd., Zhongshan Dist., Taipei City 104075 Taiwan (Republic of China). EITB and Emperor Star operate from this Taipei location. Emperor Star and EITB entered into the office leases which commenced on December 1, 2023 and will end on May 31, 2024. The average amount of office rent (including the maintenance fees) is approximately $2,293 per month.

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

Preferred Stock

As of March 19, 2024
, the outstanding number of shares of our Series A preferred stock was 1,500,000. Each share is entitled to 1,000 votes of common stock without dividend rights.

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

During the year, we continued to market, promote and sell the ginsenosides supplements manufactured by Wellhead Biological Technology Corp. (“Wellhead”).

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

All of the business of the Company is contracted through its subsidiary Emperor Star International Trade Co., Ltd. All funds from their operations are maintained in their bank account, and used for their operations. They make no transfers to any other subsidiaries nor to the parent company, EOS, Inc., so there are no tax ramifications from making transfers. There are no restrictions on foreign exchange or our ability to transfer cash between entities nor across borders, we have just not done so. We do not currently have cash management policies in place that dictate how funds are transferred.

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

Director and Executive Officer of the Company

The following table sets forth certain information regarding our current executive officers and directors as of March 31, 2024:

Name	Age	Position
He-Siang Yang	7 2	Chief Executive Officer (CEO), Chief Financial Officer, President, Secretary, Treasurer and Chairman of the Board
Yu-Cheng Yang	4 4	Director and General Manager
Lai-Chen Kwok	80	Director
Zongjiang He	44	Former CFO and Treasurer

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

He-Siang Yang, CEO, Chief Financial Officer, President, Secretary, Treasurer and Director – Resides in Taiwan

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

Mr. Yang obtained a Bachelor of Science degree in mathematics from the National Taiwan Ocean University in Taiwan in 2017.

Yu Cheng Yang, Director and General Manager

– Resides in Taiwan

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

Lai Chen Kwok, Director – Resides in Hong Kong

On April 3, 2017, Ms. Kwok was appointed as a Director of the Company.  From 2008 through 2015, Mr. Kwok served as a financial planner at Prudential Hong Kong Limited, a Hong Kong insurance company.

Ms. Kwok obtained a Bachelor of the Arts degree in English from the Overseas Chinese University, a private university in Taiwan.

Zongjiang He
, Former CFO and Treasurer

On August 1, 2023, Mr. He was appointed the acting CFO and Treasurer of the Company. Mr. He holds a Bachelor’s degree in electrical engineering from the Naval University of Engineering in Wuhan, Hubei, China. Mr. He has led certain entrepreneurship located in Shenzhen and Beijing, with a focus on power and energy trading. Since 2014, Mr. He has served as CEO and founder of Shenzhen Haisi En Technology Co., leading the development of the largest company in the ultraviolet LED industry with 100+ patents and partnering with semiconductor companies in Europe and the US. Mr. He has been serving as the CEO of Sante Technology Holdings Inc. (OTC: SNTE) for 4 years, starting in 2020. Mr. He was temporarily appointed as the Acting Chief Financial Officer due to the illness of Mr. He-Saing Yang. Mr. He submitted his resignation letter on November 18, 2024, to be effective as of December 18, 2024.

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

EOS Inc.

Date: February 24, 2025	By:	/s/ He-Siang Yang
He-Siang Yang
Chief Executive Officer, Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

EOS Inc.

Signature	Title	Date

/s/ He-Siang Yang	Principal Executive Officer, Principal Financial Officer, Chairman of the Board	February 24, 2025
He-Siang Yang

/s/ Yu Cheng Yang	Director	February 24, 2025
Yu Cheng Yang

/s/ Lai Chen Kwok	Director	February 24, 2025
Lai Chen Kwok

