Form 10-K/A
period 2023-12-31
EOS INC.
filed 2025-04-02
CIK 1651958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No.
5

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

Documents Incorporated by Reference: None

Explanatory Note

On April 16, 2024, May 30, 2024, August 6, 2024, December 12, 2024, and February 25, 2025, EOS Inc. (the “Company”) filed its Annual Report on Form 10-K in the “Original Form 10-K” and in Amendment No. 1, Amendment No. 2,  Amendment No. 3, and Amendment No. 4, respectively, for the fiscal year ended December 31, 2023. The purpose of this Amendment No. 5 (the “Amendment”) is to replace the pages in respect below:

1.	To disclose more clearly the risks of having operations in China and Hong Kong including permissions required from the Chinese government to operate a business in China.,

2 .	To add additional risk factors regarding our operations and doing business in Hong Kong, China and Taiwan.

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

There are some risks due to having operations in China which involves unique risks to investors.

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

Permission required from the PRC authorities to market and sell our nutritional supplements.

We believe that we are not currently required to obtain approval from Chinese authorities, for our operations in the PRC, welling our wellness products.
We market and sell nutritional supplements mainly focus on ginsenoside supplements named “Bodywafer”, which are customized and manufactured exclusively for EOS Inc.

As of the date of this annual report, we believe we have received all material requisite permissions or approvals to operate our business. However, applicable laws and regulations may be tightened, and new laws or regulations may be introduced to impose additional government approval, license, and permit requirements. If we or our subsidiaries fail to obtain and maintain such approvals, licenses, or permits required for our business, inadvertently conclude that such approval is not required, or respond to changes in the regulatory environment, we or our subsidiaries could be subject to liabilities, penalties, and operational disruption, which may materially and adversely affect our business, operating results, financial condition and the value of our ordinary shares, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless.

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

Given we have significant ties to China and Hong Kong, the Chinese government may exercise oversight and discretion over their conduct including their efforts with our Company, the Chinese government may intervene or influence our operations at any time, which could result in a material change in our business and/or the value of our securities.

Since we have significant ties to China and Hong Kong, the Chinese government may have potential oversight and discretion over the conduct and operations of the company. The Chinese government may intervene or influence our operations at any time, which could result in a material change in our search for a target business and/or the value of the securities we are offering. Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be adopted quickly with little advance notice and could have a significant impact upon our ability to operate. The realization of any these risks could adversely impact our initial business combination, future business and any future offering of securities.

Any actions by the Chinese government, including any decision to intervene or influence the operations of our Company or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, may cause us to make material changes to the operations of our Company, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. The ability of our Company to operate in China may be impaired by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, foreign investment limitations, and other matters. The central or local governments of China may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. As such, our operations may be subject to various government and regulatory interference in the provinces in which they operate. They could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. They may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.

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

Accordingly, government actions in the future, including any decision to intervene or influence the operations our Company at any time or to exert control over an offering of securities conducted overseas and/or foreign investment in China-based issuers, may cause us to make material changes to our operations, may limit or completely hinder our ability to offer or continue to offer securities to investors, and/or may cause the value of such securities to significantly decline or be worthless.

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

EOS Inc.

Date: April 2, 2025	By:	/s/ He-Siang Yang
He-Siang Yang
Chief Executive Officer, Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

EOS Inc.

Signature	Title	Date

/s/ He-Siang Yang	Principal Executive Officer, Principal Financial Officer, Chairman of the Board	April 2, 2025
He-Siang Yang

/s/ Yu Cheng Yang	Director	April 2, 2025
Yu Cheng Yang

/s/ Lai Chen Kwok	Director	April 2, 2025
Lai Chen Kwok

